Form 10-K
period 2024-12-31
Blue Owl Capital Corp
filed 2025-02-19
CIK 1655888

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2024 based on the closing price on that date of $15.36 on The New York Stock Exchange, was approximately $5,993,737,789.
The number of shares of the registrant’s common stock $0.01 par value per share, outstanding at February 19, 2025 was 510,847,634.

i

Table of Contents
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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the potential impact of tariff enactment and tax reductions, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas;
•the ability to realize the anticipated benefits of the merger of Blue Owl Capital Corporation III (“OBDE”) with and into us (the “Mergers”) on January 13, 2025 pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated August 7, 2024, among us, OBDE, Cardinal Merger Sub Inc., a Maryland corporation and our wholly owned subsidiary (“Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser and Blue Owl Diversified Credit Advisers LLC, a Delaware limited liability company and investment advisor to OBDE (“ODCA”);
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

PART I
Item 1. Business
Our Company
Blue Owl Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2024, our Adviser and its affiliates have originated $141.83 billion aggregate principal amount of investments, of which $137.87 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.We may hold our investments directly or through special purpose vehicles.
Since July 6, 2023, our common stock trades on the NYSE under the symbol “OBDC.”
We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. The investment size will vary with the size of our capital base. As of December 31, 2024, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 93.0% of our total debt portfolio based on fair value, had weighted average annual revenue of $912.7 million and weighted average annual EBITDA of $201.7 million.
While we believe that current market conditions favor extending credit to middle-market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2024, based on fair value, our portfolio consisted of 75.6% first lien debt investments, 5.4% second-lien debt investments, 2.3% unsecured debt investments, 2.2% joint ventures, 2.8% preferred equity investments and 11.7% common equity investments. As of December 31, 2024, 96.4% of our debt investments based on fair value are floating rate in nature and subject to interest rate floors. As of December 31, 2024, we had investments in 227 portfolio companies, with an average investment size in each of our portfolio companies of approximately $58.1 million based on fair value.
As of December 31, 2024, our portfolio was invested across 30 different industries. The largest industry in our portfolio as of December 31, 2024 was internet software and services, which represented, 10.5% of our total portfolio, based on fair value.
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
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. To achieve our investment objective, we leverage Blue Owl's, and, in particular, the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.
We currently have in place a senior secured revolving credit facility and a special purpose vehicle asset credit facility, and in the future may enter into additional credit facilities. In addition, we have outstanding unsecured notes, which were issued in registered offerings and in the future may issue additional unsecured notes. We have also entered into term debt securitization transactions, also known as collateralized loan obligation transactions and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”
On January 13, 2025, we consummated the transactions contemplated by the Merger Agreement and OBDE was merged with and into us. Following the mergers, on a pro forma basis, as of December 31, 2024, the combined company is larger, with increased total portfolio investments, total net assets and total debt outstanding, more diversified with increased first lien exposure and has a lower non-accrual rate. See “Recent Developments” for additional discussion of the Mergers.

	For the Three Months Ended December 31, 2024
($ in millions, except per share amounts)	Actual OBDC	Actual (unaudited) OBDE
Total investment income per share	$1.01	$1.05
Net investment income per share	$0.47	$0.43
Net realized/unrealized gain/(loss) per share	$(0.08)	$(0.08)
Earnings gain/(loss) per share(2)	$0.40	$0.35
Return on equity(1)	12.3%	11.3%
_______________
(1)Annualized Q4 2024 net investment income per share divided by average beginning and ending period net asset value per share.
(2)Totals may not sum due to rounding.

	As of December 31, 2024
($ in millions, except per share amounts)	Actual OBDC	Actual (unaudited) OBDE	Pro forma (unaudited) OBDC
Cash, cash equivalents and restricted cash	$514	$210	$725
Total assets	$13,866	$4,485	$18,351
Total outstanding debt	$7,579	$2,503	$10,082
Total committed debt	$10,271	$3,102	$13,373
Total net assets	$5,953	$1,839	$7,792
Net asset value per share	$15.26	$14.91	$15.26
Net debt-to-equity	1.19x	1.25x	1.20x
Funding mix (on a committed basis):
Revolving credit facility	29.1%	22.6%	27.6%
CLO	21.5%	8.4%	18.5%
SPV facility	2.9%	42.7%	12.2%
Unsecured notes	46.5%	26.3%	41.8%

	As of December 31, 2024
At fair value unless otherwise noted ($ in millions)	Actual OBDC	Actual (unaudited) OBDE	Pro forma (unaudited) OBDC
Total investments	$13,195	$4,223	$17,417
Top 15 investments	32.0%	28.0%	29.0%
Top 25 investments	44.0%	41.0%	40.0%
Number of portfolio companies	227	189	236
Average position size	0.4%	0.5%	0.4%
Asset class:
First lien senior secured debt investments	75.6%	85.2%	77.9%
Second lien senior secured debt investments	5.4%	4.5%	5.2%
Unsecured debt investments	2.3%	1.6%	2.1%
Preferred equity investments	2.8%	3.2%	2.9%
Common equity investments	11.7%	5.4%	10.2%
Joint ventures	2.2%	0.1%	1.7%
Industry diversification:
Internet software and services	10.5%	12.8%	11.1%
Insurance	7.6%	10.8%	8.3%
Food and beverage	7.3%	5.5%	6.8%
Healthcare providers and services	6.3%	8.4%	6.8%
Healthcare technology	6.2%	7.3%	6.5%
Asset based lending and fund finance	5.9%	1.0%	4.7%
Manufacturing	5.9%	3.3%	5.2%
Business services	4.7%	7.1%	5.3%
Buildings and real estate	3.9%	3.3%	3.8%
Consumer products	3.6%	2.8%	3.4%
Other industries	38.1%	37.7%	38.0%
Other portfolio information
Non-accruals as a percentage of total investments	0.4%	0.1%	0.3%
Internal 1- and 2-rated investments	90.3%	92.6%	90.8%
PIK % of Total Investment Income(1)	13.2%	10.4%	12.5%
Undistributed taxable earnings spillover per share	$0.51	$—	$0.39
_______________
(1)For the three months ended December 31, 2024

The Adviser and Administrator – Blue Owl Credit Advisors LLC
Blue Owl Credit Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser. See “Administration Agreement” below.
The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.
As of December 31, 2024, the Blue Owl Credit Advisers managed $135.71 billion in assets under management (“AUM”). The Blue Owl Credit Advisers’ direct lending strategy focuses on lending to primarily upper-middle-market companies, both private equity sponsored and non-sponsored, providing a range of customized financing solutions across debt and equity-related instruments, across the following four investment strategies which are offered through BDCs, private funds and separately managed accounts:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operates this strategy through diversification by borrower, sector, sponsor, and position size.

The diversified lending strategy is primarily offered through three BDCs: Blue Owl Capital Corporation (the “Company” or “OBDC”), Blue Owl Capital Corporation II (“OBDC II”), and Blue Owl Credit Income Corp. (“OCIC”)(1).
As of December 31, 2024, the diversified lending strategy had $66.8 billion of assets under management.
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

The technology lending strategy is primarily offered through three BDCs: Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Income Corp. (“OTIC”) and Blue Owl Technology Finance Corp. II (“OTF II” and together with the Company, OBDC II, OCIC, OTF and OTIC, the “Blue Owl BDCs”).(2)
As of December 31, 2024, the technology lending strategy had $24.5 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle-market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the first lien lending strategy had $4.5 billion of assets under management.
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
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the opportunistic lending strategy had $2.3 billion of assets under management.
_______________
(1)Prior to January 13, 2025, the diversified lending strategy was also offered through Blue Owl Capital Corporation III.
(2)On November 12, 2024, OTF, OTF II, Oriole Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of OTF (“OTF Merger Sub”), and, solely for the limited purposes set forth therein, OTCA, a Delaware limited liability company and investment adviser to OTF, and OTCA II, a Delaware limited liability company and investment adviser to OTF II, entered into an Agreement and Plan of Merger pursuant to which OTF Merger Sub will merge with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of OTF and, immediately thereafter, OTF II will merge with and into OTF, with OTF continuing as the surviving company. Consummation of the mergers, which is expected to occur in the first or second quarter of 2025, is subject to certain closing conditions, including requisite approvals of OTF II’s and of OTF’s shareholders.

We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending platform, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) a liquid credit strategy, which seeks to generate attractive, risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans, including through collateralized loan obligation vehicles (“CLOs”); (2) an alternative credit strategy, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (3) an investment grade credit strategy focused on generating capital-efficient investment income through asset-baked finance, private corporate credit, and structured products; and (4) other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) investments in mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2024, these strategies had $37.6 billion of assets under management.
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the exemptive relief. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.”
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
Limited Availability of Capital for Middle-Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies.We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions.We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-

market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused , in part, by elevated inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Diversified Lending Investment Committee have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions, and workout restructuring. The members of the Diversified Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Diversified Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.
Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes more than 130 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2024, the Adviser and its affiliates have reviewed over 10,200 opportunities and sourced potential investment opportunities from more than 780 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
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
Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser primarily focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
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
•reviewing responsible investing and environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other agents of Blue Owl’s Credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
Structure of Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2024, 51% of our first lien debt was comprised of unitranche loans.
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
•Mezzanine debt (unsecured debt). Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
•Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under “First-lien debt” and “Second-lien debt” above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
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
•Fifth Season Investments LLC (“Fifth Season”), a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques.
•LSI Financing 1 DAC (“LSI Financing DAC”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space
•LSI Financing LLC (“LSI Financing LLC”), a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space.
Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities, including common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Consistent with our goal of capital preservation, we generally intend to invest in companies with loan-to-value ratios (e.g., the amount of outstanding debt as a percentage of the value of the company) of 50% or lower. Our target credit investments will typically have maturities between three and ten years. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). To a lesser extent, we may make investments in syndicated loan opportunities for cash management purposes.
While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act, as well as in debt and equity of companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.

As of December 31, 2024 and 2023, we had investments in 227 and 193 portfolio companies, respectively, with an aggregate fair value of $13.2 billion and $12.7 billion, respectively. The table below presents our investments for the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments(4)	$10,079,065	$9,974,880	$(104,185)	$8,703,586	$8,660,754	$(42,832)
Second-lien senior secured debt investments	877,564	706,800	(170,764)	1,858,354	1,774,984	(83,370)
Unsecured debt investments	303,418	301,956	(1,462)	300,744	292,751	(7,993)
Preferred equity investments(3)	375,749	371,744	(4,005)	429,872	433,297	3,425
Common equity investments(1)	1,240,171	1,543,689	303,518	986,682	1,208,776	222,094
Joint ventures(2)	293,423	295,476	2,053	352,964	342,786	(10,178)
Total Investments	$13,169,390	$13,194,545	$25,155	$12,632,202	$12,713,348	$81,146
_______________
(1)Includes equity investments in Wingspire, Amergin AssetCo, Fifth Season and LSI Financing LLC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire, Amergin AssetCo, Fifth Season and LSI Financing LLC.
(2)Includes equity investments in OBDC SLF as of December 31, 2023 and Credit SLF as of December 31, 2024. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding OBDC SLF and Credit SLF.
(3)Includes equity investments in LSI Financing DAC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing DAC.
(4)Includes debt investment in Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.

As of December 31, 2024 and 2023, we had outstanding commitments to fund unfunded investments totaling $1.44 billion and $0.95 billion, respectively.

The table below presents the industry composition of investments at fair value as of the following periods:

	December 31, 2024	December 31, 2023
Advertising and media	2.8%	1.5%
Aerospace and defense	2.4	3.1
Asset based lending and fund finance(1)	5.9	6.7
Automotive services	2.1	2.1
Buildings and real estate	3.9	4.1
Business services	4.7	3.1
Chemicals	3.1	1.3
Consumer products	3.6	4.0
Containers and packaging	1.4	1.4
Distribution	2.5	2.5
Education	0.4	0.8
Energy equipment and services	0.4	—
Financial services	3.5	2.2
Food and beverage	7.3	7.7
Healthcare equipment and services	3.7	4.4
Healthcare providers and services	6.3	6.5
Healthcare technology	6.2	5.0
Household products	1.7	2.2
Human resource support services	1.4	1.6
Infrastructure and environmental services	2.0	1.3
Insurance(3)	7.6	9.9
Internet software and services	10.5	11.8
Joint ventures(2)	2.2	2.7
Leisure and entertainment	1.8	1.9
Manufacturing	5.9	6.0
Oil and gas	—	0.3
Pharmaceuticals(4)	1.2	0.2
Professional services	2.6	2.8
Specialty retail	2.2	2.2
Telecommunications	0.1	—
Transportation	0.6	0.7
Total	100.0%	100.0%
________________
(1)Includes equity investments in Wingspire and Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire and Amergin AssetCo.
(2)Includes equity investments in OBDC SLF as of December 31, 2023 and Credit SLF as of December 31, 2024. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding OBDC SLF and Credit SLF.
(3)Includes equity investment in Fifth Season. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Fifth Season.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.

The table below presents the geographic composition of investments at fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	19.7%	17.6%
Northeast	18.6	19.3
South	34.1	34.5
West	20.0	21.3
International	7.6	7.3
Total	100.0%	100.0%

OBDC SLF LLC
OBDC SLF was formed as a joint venture and commenced operations on June 20, 2017. OBDC SLF’s principal purpose was to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Effective as of June 30, 2021, OBDC SLF’s members (each, an “OBDC SLF Member” and collectively, the “OBDC SLF Members”) were us and and Nationwide Life Insurance Company (“Nationwide”) and we and Nationwide had 87.5% economic ownership and 12.5% economic ownership, respectively. On July 26, 2022, the OBDC SLF Members increased their capital commitments in OBDC SLF to an aggregate of $571.5 million. On December 1, 2024, Nationwide transferred their interest in OBDC SLF to us. Prior to December 1, 2024, OBDC SLF was managed by the OBDC SLF Members, each of which had equal voting rights and investment decisions were approved by each of the OBDC SLF Members.
We have determined that, prior to December 1, 2024, OBDC SLF was an investment company under Accounting Standards Codification (“ASC”) 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, prior to December 1, 2024, we did not consolidate our non-controlling interest in OBDC SLF. Following Nationwide’s transfer of its interest in OBDC SLF to us on December 1, 2024, OBDC SLF became a wholly owned consolidated subsidiary of ours.
Blue Owl Credit SLF LLC
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture. We, OBDC II, OCIC, OTF, OTF II, OTIC, and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for Credit SLF’s Supplemental Financial Information.
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest received on our debt investments.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Effective June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target leverage ratio is 0.90x-1.25x. As of December 31, 2024 and 2023, our asset coverage was 178% and 183%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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

Our debt obligations consisted of the following as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$2,985,000	$292,345	$2,649,422	$(22,426)	$269,919
SPV Asset Facility II	300,000	300,000	—	(3,773)	296,227
CLO I	390,000	390,000	—	(3,817)	386,183
CLO II	260,000	260,000	—	(2,230)	257,770
CLO III	260,000	260,000	—	(1,862)	258,138
CLO IV	292,500	292,500	—	(3,806)	288,694
CLO V	509,625	509,625	—	(2,310)	507,315
CLO VII	239,150	239,150	—	(1,612)	237,538
CLO X	260,000	260,000	—	(1,678)	258,322
2025 Notes	425,000	425,000	—	(421)	424,579
July 2025 Notes	500,000	500,000	—	(1,048)	498,952
2026 Notes	500,000	500,000	—	(2,428)	497,572
July 2026 Notes	1,000,000	1,000,000	—	(7,640)	992,360
2027 Notes(3)	500,000	500,000	—	(4,101)	465,449
2028 Notes	850,000	850,000	—	(9,112)	840,888
2029 Notes(3)	1,000,000	1,000,000	—	(16,099)	977,796
Total Debt	$10,271,275	$7,578,620	$2,649,422	$(84,363)	$7,457,702
________________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $43.2 million of outstanding letters of credit.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$1,895,000	$419,045	$1,416,815	$(17,970)	$401,075
SPV Asset Facility II	250,000	250,000	—	(4,272)	245,728
CLO I	276,607	276,607	—	(2,394)	274,213
CLO II	260,000	260,000	—	(2,533)	257,467
CLO III	260,000	260,000	—	(1,676)	258,324
CLO IV	292,500	292,500	—	(4,316)	288,184
CLO V	509,625	509,625	—	(2,625)	507,000
CLO VI	260,000	260,000	—	(1,575)	258,425
CLO VII	239,150	239,150	—	(1,862)	237,288
CLO X	260,000	260,000	—	(1,874)	258,126
2024 Notes(4)	400,000	400,000	—	(657)	395,942
2025 Notes	425,000	425,000	—	(2,120)	422,880
July 2025 Notes	500,000	500,000	—	(2,882)	497,118
2026 Notes	500,000	500,000	—	(4,680)	495,320
July 2026 Notes	1,000,000	1,000,000	—	(12,403)	987,597
2027 Notes(4)	500,000	500,000	—	(6,037)	454,017
2028 Notes	850,000	850,000	—	(11,616)	838,384
Total Debt	$8,677,882	$7,201,927	$1,416,815	$(81,492)	$7,077,088
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
Dividend Policy
Because we have elected to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least the sum of 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
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
In connection with our IPO, we entered into our second amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Pursuant to our second amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
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
Investment Advisory Agreement
On January 12, 2025, we entered into the Investment Advisory Agreement. The Investment Advisory Agreement was approved by our Board on August 6, 2024 and by our shareholders on January 8, 2025. The Investment Advisory Agreement amended and restated the third amended and restated investment advisory agreement between us and the Adviser (the “Previous Investment Advisory Agreement”).
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

Term
The Previous Investment Advisory Agreement became effective on May 18, 2021. The Previous Investment Advisory Agreement remained effective for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. On May 6, 2024, the Board approved the continuation of the Previous Investment Advisory Agreement.
The Investment Advisory Agreement became effective on January 12, 2025. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.
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
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, each as described below. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears and equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.
Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable under the Administration Agreement, as discussed below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest (“PIK”) and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger.
To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter commencing with the first calendar quarter following July 18, 2019 (the “Listing Date”). Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an Incentive Fee for that calendar quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).
The following is a graphical representation of the calculation of the income-related portion of the incentive fee:
Quarterly Subordinated Incentive Fee on
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

0%	1.5%	1.82%

← 0% →	← 100% →	← 17.5% →
The second component of the Incentive Fee, the Capital Gains Incentive Fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods; provided, however, that the calculation of realized capital gains, realized capital losses, and unrealized capital depreciation shall not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger. We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the Listing Date for all of our investments made prior to the Listing Date will be equal to the fair market value of such investments as of the last day of the quarter in which the Listing Date occurred; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
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
Board Approval of the Investment Advisory Agreement
On May 6, 2024, the Board held a meeting to consider and approve the continuation of the Previous Investment Advisory Agreement and related matters. On August 6, 2024, the Board held a meeting to consider and approve the Investment Advisory Agreement. At each meeting, the Board was provided information it required to consider the Previous Investment Advisory Agreement and the Investment Advisory Agreement, as applicable, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the

Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure. At the meeting on August 6, 2024, the Board also considered the changes to the Investment Advisory Agreement from the Previous Investment Advisory Agreement.
On May 6, 2024, based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, determined that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Previous Investment Advisory Agreement as being in the best interests of our shareholders.
On August 6, 2024, based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, determined that the investment advisory fee rates are reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 6, 2024. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
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
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administrative Agreement). We also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and the Administrative Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
•costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio companies.
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
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-

day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administrative Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Adviser has made meaningful strides in developing a strategic approach to advancing its corporate sustainability objectives across three priority areas of focus: Responsible Investing, diversity, equity and inclusion (“DEI”) and Citizenship. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect it as an asset manager. Blue Owl has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures in the design and implementation of its climate risk management program, including topics related to governance, strategy, risk management and metrics.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, performance-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
•Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl's commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
•Leadership. While Blue Owl's ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority. Blue Owl’s Chief Human Resources Officer is responsible for overseeing its DEI program.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups, which are open to all employees and aim to build community through shared identities, helping Blue Owl to further its goal of promoting a sense of inclusion and belonging. Blue Owl also works with select partners to provide its employees with access to resources, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates. Additionally, Blue Owl’s summer internship program for college students includes partnerships with organizations that represent students from backgrounds that are often underrepresented in the finance industry. This program includes training, professional development sessions, networking opportunities and mentorship. Blue Owl also offers career development, skill building and mentorship opportunities for its employees. Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.

Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with each other and with the communities in which we live and work;
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and hosting a variety of guest speakers.
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
A BDC generally is required to meet an asset coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, of at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met.This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain conditions are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. The reduced asset coverage requirement permits a BDC to double the amount of leverage it could incur. On June 8, 2020, our shareholders approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
Warrants and Options. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On June 8, 2020, our shareholders approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securirties was reduced from 200% to 150%.
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
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address:
publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the exemptive relief.
Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See “Investment Advisory Agreement - Term.” The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 60 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax imposed at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships (as defined in the Code),” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•diversify our holdings so that at the end of each quarter of the taxable year:
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
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
•The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
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

We are subject to risks related to the Mergers.
•We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
•We may be the target of litigation or similar proceedings in the future.

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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
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
•We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
•We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East and Northern Africa region), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics, pandemics and emergencies, fluctuations in interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the new U.S. Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Additionally, social unrest and other political and security concerns may not abate, may worsen and could spread. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.
The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have experienced disruption resulting from the COVID-19 pandemic and an inflationary economic environment. These market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the conflict in the Middle East, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including elevated interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.
These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations . The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases, including as a result of the transition to the new U.S. Presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limits. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.

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
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “— Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-30.5%	-18.8%	-7.2%	4.5%	16.1%
(1)Assumes, as of December 31, 2024, (i) $13.9 billion in total assets, (ii) $7.6 billion in outstanding indebtedness, (iii) $6.0 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs and marking to market value on fair value of interest rate swaps, of 5.6%.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between March 2025 and April 2036. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “—The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser evaluates, negotiates, executes, monitors, and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days' notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 60 days' notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

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
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or fewer conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.
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
We are subject to risks associated with the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
We historically used the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate in the loans we extended to our portfolio companies. The terms of our debt investments generally included minimum interest rate floors which were calculated based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, as supervisor of ICE Benchmark Administrator (“IBA”), the administrator of LIBOR, announced that it would phase out LIBOR by the end of 2021 (later extended to the end of June 2023 for USD LIBOR only). IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates on January 1, 2022 and ceased publishing overnight and 12-month USD LIBOR on June, 30 2023.
    In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.
Beginning in the first quarter of 2022, we transitioned any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR.
SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and market experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments.

Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm., any of which could harm our business and results of operations.
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
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.
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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and And/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Data Protection Legislation could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) and the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”) could (in the worst case) attract regulatory penalties up to the greater of (i) 20 million Euros in respect of the GDPR / £17.5 million in respect of the UK GDPR (as applicable), and (ii) 4% of group annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft, or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA and GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further, the fund’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of artificial intelligence (“AI”) into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis of AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business.
Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.

We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives, or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (“SFDR”) or the Corporate Sustainability Reporting Directive (“CSRD.”) Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. A growing number of states have enacted or proposed “anti-ESG” policies, legislation, issued related legal opinions and engaged in related litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations, cash flow, or and it could negatively affect the price of our common stock . Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2024. Additionally, in January 2025, the new U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us.

We are subject to increasing scrutiny with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Further, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment and amending the SDFR. Further, the European Commission is currently considering whether to propose further changes or amendments to the SFDR and the associated regulatory framework. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as disclosures made in relation to financial products, could adversely affect our ability to raise capital, especially from EEA investors.
There are a variety of other regulatory initiatives related to ESG-specific topics that may be applicable to us, our products or our products’ portfolio companies. For example, on January 5, 2023, the CSRD came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. Although we are not currently directly in-scope of CSRD, it is possible that we may become subject to CSRD. This may result in additional compliance burdens and increased legal, accounting and compliance costs and enhanced disclosure obligations.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, voluntary investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds; however, the FCA consulted in Spring 2024 as to whether to extend the SDR to portfolio management, and the UK Government also announced in May 2024 its intention to launch a consultation on whether to extend the scope of SDR to overseas funds.
In Asia, examples of ESG-related regulations including those by regulators in Singapore and Hong Kong, have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, and as our business grows through acquisition activity or changes to our structure, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
Risks Related to the Mergers
We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of OBDE’s investment portfolio with our investment portfolio and the integration of OBDE’s business with our business. Though the Adviser believes it can integrate us and OBDE given the significant overlap in portfolios, operations and governance structure, there can be no assurance that OBDE’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of OBDE’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
We also expect to achieve certain cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine the operations of OBDC and OBDE in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if OBDC is not able to combine OBDE’s investment portfolio or business with the operations of OBDC successfully, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

We may be the target of litigation or similar proceedings in the future.
We could generally be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders whether as a result of the Mergers or otherwise. Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Adviser and Its Affiliates
Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates receive fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Diversified Lending Investment Committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance.
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
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
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
Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to shareholders than they would otherwise receive if full fees and costs were charged.
The Adviser and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to shareholders, reductions, waivers and absorptions of fees and costs result in higher returns to shareholders than such shareholders would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of the Adviser.

Products within Blue Owl’s Real Assets platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Assets platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Assets platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Assets platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.
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
Our Adviser and certain of our affiliates have received an order for exemptive relief (as amended, the “Order”) from the SEC, on which we are permitted to rely, that permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds when such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith or gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.
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
We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). We may not be required to announce an acquisition or strategic transaction until a definitive agreement is reached and the announcement or consummation of any such transaction may adversely impact our business relationships or engender competitive responses.
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
Our investments may consist of broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure shareholders that the actions taken will be in our best interests.
There is also a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
In addition, a significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. In some instances a borrower may engage in liability management exercises with certain of its investors who agree to provide additional capital or capital on modified terms in exchange for a superior position in the portfolio company’s capital structure. In such instances, the collateral securing our investment may be reduced or our lien may be further subordinated. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
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
We have invested and may continue to invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issue.
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
To the extent original issue discount (“OID”) and payment-in-kind (“PIK”) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
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
Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders. See “—If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.”
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
Although we intend to structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-

characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.
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
We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
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
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of elevated interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
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
We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
The success of our hedging strategy, if any will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the 2024 Notes, the 2027 Notes and the 2029 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heighted risk in the event that the counterparty defaults on its obligations to us.
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
Our portfolio may be focused on a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry.
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries.To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2024, our investments in internet software and services represented 10.5% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2024, our investments in insurance represented 7.6% of our portfolio at fair value. The U.S. insurance industry is heavily regulated and our investments in insurance are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.
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
Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and certain financing subsidiaries sold and/or contributed to the respective issuers in connection with the particular CLO Transaction (the "CLO Issuers"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than, in the case of CLO Issuers domiciled in the Cayman Islands, certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuers to file for bankruptcy) in the CLO Issuers and in the case of CLO Transactions which have a Delaware limited liability company as co-issuer (the “CLO Co-Issuers”), such CLO Issuer in turn owns 100% of the equity of such CLO Co-Issuer. In the case of CLO Issuers organized in Delaware, we own the equity interests of such CLO Issuer (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.
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
Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture or any related credit agreement. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
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
Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately. The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must meet a minimum percentage under the applicable CLO Indenture for the respective class or classes of the amount equal to the interest payable on the CLO Debt of such CLO Issuer for such class or classes, plus the senior fees and expenses.
The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount must meet a minimum percentage under the applicable CLO Indenture for the respective class or classes. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.
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
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, including costs of insurance (particularly for real estate in certain regions), and can contribute to increased system stresses, including service interruptions.
The United States is currently a party to the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. While the new U.S. Presidential administration recently announced the United States’ withdrawal from the Paris Agreement, the withdrawal is not expected to go into affect until early 2026. In addition, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks,

(including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 1 billion shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
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
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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
Our Board has approved a share repurchase program for us to repurchase shares of our common stock. On May 6, 2024, our Board approved the 2024 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the 2024 Stock Repurchase Program will terminate on December 6, 2025.
The 2024 Stock Repurchase Program is discretionary and whether purchases will be made under the 2024 Stock Repurchase Program and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the 2024 Stock Repurchase Program could affect the price of our common stock and increase its volatility. The existence of the 2024 Stock Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although the 2024 Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the 2024 Stock Repurchase Program’s effectiveness.
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
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed, at corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment. If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirements (1) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (iii) other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and(2) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled, by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as defined by the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax imposed at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal income and state and local taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

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
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the new U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
As a result of the 2024 U.S. election, a single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity.
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which is focused on (i) protecting confidential business, client, investor and employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate. Blue Owl has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl's management, Blue Owl's Audit Committee or Blue Owl's Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes and various other technological and administrative safeguards The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.

The Audit Committee is primarily responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2024, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “ITEM 1A. Risk Factors - Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is traded on the NYSE under the symbol “OBDC”. Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. RISK FACTORS— Risks Related to an Investment in our Common Stock—We cannot assure you that the market price of shares of our common stock will not decline.” On February 14, 2025, the last reported closing sales price of our common stock on the NYSE was $15.39 per share, which represented a premium of approximately 0.9% to net asset value per share reported by us as of December 31, 2024.
Holders
As of February 14, 2025, there were approximately 74 holders of record of our common stock (including Cede & Co.).
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
For the year ended December 31, 2024, we recorded expenses of $11.6 million for U.S. federal and state income tax, including excise tax.
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by Board in its discretion.
On February 18, 2025, the Board declared a first quarter dividend of $0.37 per share for stockholders of record as of March 31, 2025, payable on or before April 15, 2025 and a fourth quarter supplemental dividend of $0.05 per share for stockholders of record as of February 28, 2025, payable on or before March 17, 2025. The supplemental dividend is calculated as 50% of net investment income in excess of our regular dividend, subject to certain measurement tests and rounded to the nearest penny.

The following table summarizes dividends declared for the following period:

Date Declared	For the Year Ended December 31, 2024
	Record Date	Payment Date	Distribution per Share
November 5, 2024	December 31, 2024	January 15, 2025	$0.37
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	$0.05
August 6, 2024	September 30, 2024	October 15, 2024	$0.37
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	$0.06
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08
Total Distributions Declared			$1.72
Total distributions declared of $671.0 million resulted in a taxable dividend amount of $671.0 million that consisted of $670.7 million of ordinary income and $0.3 million of net long-term capital gains for the year ending December 31, 2024. For the year ended December 31, 2024, 85.5% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
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
In connection with our IPO, we entered into our second amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Pursuant to our second amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Shares
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	52,556	(1)
August 6, 2024	September 30, 2024	October 15, 2024	427,571	(1)
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
________________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

2024 Stock Repurchase Program
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases under the 2024 Stock Repurchase Program during the period ended December 31, 2024.
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “OBDC”. Our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.”
The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE. On February 14, 2025, the last reported closing sales price of our common stock on the NYSE was $15.39 per share, which represented a premium of approximately 0.9% to the net asset value per share reported by us as of December 31, 2024.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2024
First Quarter	$15.47	$15.53	$14.53	0.4%	-6.1%	$0.45	(9)
Second Quarter	$15.36	$16.86	$15.28	9.8%	-0.5%	$0.42	(10)
Third Quarter	$15.28	$15.68	$14.29	2.6%	-6.5%	$0.43	(11)
Fourth Quarter	$15.26	$15.49	$14.40	1.5%	-5.6%	$0.42	(12)
Year Ended December 31, 2023
First Quarter	$15.15	$13.70	$11.86	-9.6%	-21.7%	$0.37	(5)
Second Quarter	$15.26	$13.78	$12.25	-9.7%	-19.7%	$0.39	(6)
Third Quarter	$15.40	$14.16	$13.34	-8.1%	-13.4%	$0.40	(7)
Fourth Quarter	$15.45	$15.17	$11.55	(1.8)%	-25.2%	$0.43	(8)
Year Ended December 31, 2022
First Quarter	$14.88	$15.07	$14.14	1.3%	-5.0%	$0.31
Second Quarter	$14.48	$15.19	$12.24	4.9%	-15.5%	$0.31
Third Quarter	$14.85	$13.77	$10.34	-7.3%	-30.4%	$0.31
Fourth Quarter	$14.99	$13.36	$10.50	-10.9%	-30.0%	$0.36	(4)
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
(9)Consists of a quarterly dividend of $0.37 per share and supplemental fourth quarter dividend of $0.08 per share, payable on or before April 15, 2024 and March 15, 2024, respectively, subject to the satisfaction of certain Maryland law requirements.
(10)Consists of a quarterly dividend of $0.37 per share and supplemental first quarter dividend of $0.05 per share, payable on or before July 15, 2024 and June 14, 2024, respectively, subject to the satisfaction of certain Maryland law requirements.
(11)Consists of a quarterly dividend of $0.37 per share and supplemental second quarter dividend of $0.06 per share, payable on or before October 15, 2024 and September 13, 2024, respectively, subject to the satisfaction of certain Maryland law requirements.
(12)Consists of a quarterly dividend of $0.37 per share and supplemental third quarter dividend of $0.05 per share, payable on or before January 15, 2025 and December 13, 2024, respectively, subject to the satisfaction of certain Maryland law requirements.
Stock Performance Graph
This graph compares the stockholder return on our common stock from July 18, 2019 (the date our common stock commenced trading on the NYSE) to December 31, 2024 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Standard & Poor’s LSTA Leveraged Loan Stock Index. This graph assumes that on July 18, 2019, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.
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

Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2024	$292.3	$1,778	—	N/A
December 31, 2023	$419.0	$1,830	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
December 31, 2024	$300.0	$1,778	—	N/A
December 31, 2023	$250.0	$1,830	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
December 31, 2024	$390.0	$1,778	—	N/A
December 31, 2023	$276.6	$1,830	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO II
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
December 31, 2024	$292.5	$1,778	—	N/A
December 31, 2023	$292.5	$1,830	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
December 31, 2024	$509.6	$1,778	—	N/A
December 31, 2023	$509.6	$1,830	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI(10)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
December 31, 2024	$239.2	$1,778	—	N/A
December 31, 2023	$239.2	$1,830	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes(11)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$400.0	$1,830	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
December 31, 2024	$425.0	$1,778	—	N/A
December 31, 2023	$425.0	$1,830	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
December 31, 2024	$1,000.0	$1,778	—	N/A
December 31, 2023	$1,000.0	$1,830	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$997.4

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2028 Notes
December 31, 2024	$850.0	$1,778	—	N/A
December 31, 2023	$850.0	$1,830	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	$994.3
2029 Notes
December 31, 2024	$1,000.0	$1,778	—	N/A
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
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
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
(8)Facility was terminated in 2022.
(9)Facility was terminated in 2023.
(10)Facility was terminated in 2024.
(11)On February 21, 2024, we caused notice to be issued to the holders of the 2024 Notes regarding our exercise of the option to redeem in full all $400,000,000 in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, March 22, 2024. On March 22, 2024, we redeemed in full all $400,000,000 in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 22, 2024.

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

Shareholder transaction expenses:
Sales load	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	3.1%	(4)
Incentive Fee payable under the Investment Advisory Agreement	2.1%	(5)
Interest payments on borrowed funds	7.2%	(6)
Other expenses	0.5%	(7)
Acquired Fund Fees and Expenses	0.7%	(9)
Total annual expenses	13.6%	(8)(10)
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
(3)The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. For additional information, see “Dividend Reinvestment Plan.”
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
(6)The figure in the table represents our interest expenses based on our actual interest and credit facility expenses incurred for the year ended December 31, 2024, which includes the impact of interest rate swaps. During the year ended December 31, 2024, our average borrowings outstanding were $7.6 billion and our interest expense incurred was $0.5 billion. We had outstanding borrowings of approximately $7.6 billion as of December 31, 2024. Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Revolving Credit Facility, our SPV Asset Facility, the 2024 Notes, the 2025 Notes, July 2025 Notes, the 2026 Notes, the July 2026 Notes, the 2027 Notes, the 2028 Notes, the 2029 Notes, the CLO I Transaction, the CLO II Transaction, the CLO III Transaction, the CLO IV Transaction, the CLO V Transaction, the CLO VI Transaction, the CLO VII Transaction and the CLO X Transaction. The assumed weighted average interest rate on our total debt outstanding was 5.6%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. We based these expenses on estimated amounts for the current fiscal year.
(8)Estimated.
(9)Our shareholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”). This amount includes the estimated annual fees and expenses of Credit SLF, which is our only Acquired Fund as of December 31, 2024.
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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$127	$373	$611	$1,169
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
Overview
Blue Owl Capital Corporation (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 15, 2015. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may hold our investments directly or through special purpose vehicles.
We are managed by Blue Owl Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

Since July 6, 2023, our common stock trades on the NYSE under the symbol “OBDC.”
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of December 31, 2024, the Adviser and its affiliates had $135.71 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers.The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”) that has been granted to the Adviser and certain of its affiliates, including us, by the SEC that permits us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company.
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order.

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
On January 13, 2025, we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated August 7, 2024, with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and ODCA, investment adviser to OBDE. In connection therewith, Merger Sub merged with and into OBDE, with OBDE continuing as the surviving company and our wholly-owned subsidiary (the “Initial Merger”) and, immediately thereafter, OBDE merged with and into us, and we continued as the surviving company (together with the Initial Merger, the “Mergers”). See “Recent Developments” for additional discussion of the Mergers.

Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2024, our Adviser and its affiliates have originated $141.83 billion aggregate principal amount of investments, of which $137.87 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2024, our average debt investment size in each of our portfolio companies was approximately $53.1 million based on fair value. The investment size will vary with the size of our capital base. As of December 31, 2024, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 93.0% of our total debt portfolio based on fair value, had weighted average annual revenue of $912.7 million, weighted average annual EBITDA of $201.7 million. an average interest coverage of 1.6x and an average net loan-to value of 44%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2024, 96.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
•costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
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
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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

Portfolio and Investment Activity
As of December 31, 2024, based on fair value, our portfolio consisted of 75.6% first lien senior secured debt investments (of which 51.0% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.4% second lien senior secured debt investments, 2.3% unsecured debt investments, 2.8% preferred equity investments, 11.7% common equity investments and 2.2% joint ventures.
As of December 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.4% and 10.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.1% and 11.2%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of December 31, 2024, the weighted average spread of total debt investments was 6.2%.
As of December 31, 2024, we had investments in 227 portfolio companies with an aggregate fair value of $13.19 billion. As of December 31, 2024 we had net leverage of 1.19x debt-to-equity, which is within our target range.
The current lending environment is challenging as the broadly syndicated loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $201.7 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments has also increased to approximately $350 million (from approximately $200 million in 2021) and average total new deal size has increased to approximately $1.0 billion (from approximately $600 million in 2021).
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
We also continue to invest in Credit SLF and specialty financing portfolio companies, including Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”) and LSI Financing LLC (“LSI Financing LLC”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies” and “Joint Ventures.”

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Years Ended December 31,
($ in thousands)	2024		2023	2022
New investment commitments
Gross originations	$7,384,171		$2,165,911	$1,997,087
Less: Sell downs	(53,334)		(10,803)	(224,665)
Total new investment commitments	$7,330,837		$2,155,108	$1,772,422
Principal amount of investments funded:
First-lien senior secured debt investments	$5,102,264		$1,523,503	$788,718
Second-lien senior secured debt investments	30,000		—	6,883
Unsecured debt investments	132,135		—	90,451
Preferred equity investments	3,079		36,377	90,110
Common equity investments	324,269		86,457	131,777
Joint ventures(3)	337,596		34,125	69,125
Total principal amount of investments funded	$5,929,343		$1,680,462	$1,177,064
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(3,577,170)		$(2,069,540)	$(1,116,583)
Second-lien senior secured debt investments	(1,026,330)		(97,713)	(29,800)
Unsecured debt investments	(152,427)		(193)	(31,427)
Preferred equity investments	(61,575)		(6,952)	(22,843)
Common equity investments	(73,268)		(195)	(7,350)
Joint ventures(3)	(191,151)		—	—
Total principal amount of investments sold or repaid	$(5,081,921)		$(2,174,593)	$(1,208,003)
Number of new investment commitments in new portfolio companies(1)	93		32	52
Average new investment commitment amount	56,012		53,397	22,757
Weighted average term for new debt investment commitments (in years)	5.4		5.6	5.6
Percentage of new debt investment commitments at floating rates	98.1%	96.2%	96.2%	95.1%
Percentage of new debt investment commitments at fixed rates	1.9%		3.8%	4.9%
Weighted average interest rate of new debt investment commitments(2)	9.7%		11.7%	10.4%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.3%		6.3%	6.9%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the years ended December 31, 2024, 2023 and 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.31%, 5.33% and 4.59% as of December 31, 2024, 2023 and 2022, respectively.
(3)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The table below presents our investments as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(3)	$10,079,065	$9,974,880	$8,703,586	$8,660,754
Second-lien senior secured debt investments	877,564	706,800	1,858,354	1,774,984
Unsecured debt investments	303,418	301,956	300,744	292,751
Preferred equity investments(4)	375,749	371,744	429,872	433,297
Common equity investments(5)	1,240,171	1,543,689	986,682	1,208,776
Joint ventures(2)	293,423	295,476	352,964	342,786
Total Investments	$13,169,390	$13,194,545	$12,632,202	$12,713,348
______________
(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in OBDC SLF as of December 31, 2023 and Credit SLF as of December 31, 2024.
(3)51% and 65% of which we consider unitranche loans as of December 31, 2024 and December 31, 2023, respectively.
(4)Includes equity investments in LSI Financing DAC.
(5)Includes equity investments in Wingspire, Amergin AssetCo, Fifth Season and LSI Financing LLC.
The table below presents investments by industry composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Advertising and media	2.8%	1.5%
Aerospace and defense	2.4	3.1
Asset based lending and fund finance(1)	5.9	6.7
Automotive services	2.1	2.1
Buildings and real estate	3.9	4.1
Business services	4.7	3.1
Chemicals	3.1	1.3
Consumer products	3.6	4.0
Containers and packaging	1.4	1.4
Distribution	2.5	2.5
Education	0.4	0.8
Energy equipment and services	0.4	—
Financial services	3.5	2.2
Food and beverage	7.3	7.7
Healthcare equipment and services	3.7	4.4
Healthcare providers and services	6.3	6.5
Healthcare technology	6.2	5.0
Household products	1.7	2.2
Human resource support services	1.4	1.6
Infrastructure and environmental services	2.0	1.3
Insurance(3)	7.6	9.9
Internet software and services	10.5	11.8
Joint ventures(2)	2.2	2.7
Leisure and entertainment	1.8	1.9
Manufacturing	5.9	6.0
Oil and gas	—	0.3
Pharmaceuticals(4)	1.2	0.2
Professional services	2.6	2.8
Specialty retail	2.2	2.2
Telecommunications	0.1	—
Transportation	0.6	0.7
Total	100.0%	100.0%

______________
(1)Includes equity investments in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investments in OBDC SLF as of December 31, 2023 and Credit SLF as of December 31, 2024.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
The table below presents investments by geographic composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	19.7%	17.6%
Northeast	18.6	19.3
South	34.1	34.5
West	20.0	21.3
International	7.6	7.3
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	10.4%	11.9%
Weighted average total yield of debt and income producing securities(1)	11.1%	12.4%
Weighted average interest rate of debt securities	10.5%	12.0%
Weighted average spread over base rate of all floating rate debt investments	6.0%	6.7%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other agents of Blue Owl’s Credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of December 31, 2024, only five of our portfolio companies are on non-accrual. Our annual gain/loss ratio is approximately (0.21)%.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$762,081	5.8%	$1,435,815	11.3%
2	11,142,304	84.5	9,888,265	77.8
3	1,110,470	8.4	1,171,954	9.2
4	162,207	1.2	158,087	1.2
5	17,483	0.1	59,227	0.5
Total	$13,194,545	100.0%	$12,713,348	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,014,410	97.8%	$10,723,359	98.7%
Non-accrual	245,679	2.2	139,325	1.3
Total	$11,260,089	100.0%	$10,862,684	100.0%
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

Portfolio Companies
The following table sets forth certain information regarding each of the portfolio companies in which we had a debt or equity investment as of December 31, 2024. We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies’ board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments. As of December 31, 2024, other than Credit SLF, Wingspire, Swipe Acquisition Corp. (dba PLI), PS Operating Company LLC (fka QC Supply, LLC), Eagle Infrastructure Super LLC, Walker Edison Furniture Company LLC, Fifth Season and Amergin AssetCo, we did not “control” any of our portfolio companies, and, other than LSI Financing DAC, LSI Financing LLC, Ideal Image Development, LLC and Pluralsight, Inc., we were not an “affiliate” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would “control” a portfolio company if we owned 25.0% or more of its voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) and would be an “affiliate” of a portfolio company if we owned five percent or more of its voting securities.

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(11)(14) 1100 Highland Drive, Boca Raton, Florida, 33487	Asset Based Lending and Fund Finance	First lien senior secured loan		12.00% PIK	7/2030	0.0%	45,105	45,105	45,105
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(12) 1100 Highland Drive, Boca Raton, Florida, 33487	Asset Based Lending and Fund Finance	LLC Interest	N/A		N/A	40.0%	26,771	26,771	30,006
AAM Series 2.1 Aviation Feeder, LLC(11) 1100 Highland Drive, Boca Raton Florida 33487	Asset Based Lending and Fund Finance	First lien senior secured loan		12.00% PIK	11/2030	0.0%	45,630	45,630	45,630
AAM Series 2.1 Aviation Feeder, LLC(12) 1100 Highland Drive, Boca Raton Florida 33487	Asset Based Lending and Fund Finance	LLC Interest	N/A		N/A	40.0%	25,601	25,646	32,050
ABB/Con-cise Optical Group LLC(1)(3) 12301 Northwest 39th Street, Coral Springs, FL, 33065	Distribution	First lien senior secured loan	S +	7.50%	2/2028	0.0%	63,778	63,200	62,503
Accelerate Topco Holdings, LLC 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	Common Units	N/A		N/A	0.0%	513	14	24
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(1)(2) 1500 East Lake Cook Road, Buffalo Grove, IL, 60089	Chemicals	Second lien senior secured loan	S +	7.75%	11/2028	0.0%	10,000	9,913	9,746
Aerosmith Bidco 1 Limited (dba Audiotonix)(1)(2) No.5 The Distillery Silverglade Business Park Leatherhead Road, Chessington, Surrey KT9 2QL, United Kingdom	Leisure and entertainment	First lien senior secured loan	S +	5.25%	7/2031	0.0%	196,798	194,380	196,306
Aerosmith Bidco 1 Limited (dba Audiotonix)(1)(12) No.5 The Distillery Silverglade Business Park Leatherhead Road, Chessington, Surrey KT9 2QL, United Kingdom	Leisure and entertainment	First lien senior secured delayed draw term loan	S +	5.25%	7/2031	0.0%	—	(111)	(49)
Aerosmith Bidco 1 Limited (dba Audiotonix)(1)(12) No.5 The Distillery Silverglade Business Park Leatherhead Road, Chessington, Surrey KT9 2QL, United Kingdom	Leisure and entertainment	First lien senior secured revolving loan	S +	5.25%	7/2030	0.0%	—	(302)	(65)
AI Titan Parent, Inc. (dba Prometheus Group)(1)(2) 4601 Six Forks Road, Raleigh, NC, 27609	Internet software and services	First lien senior secured loan	S +	4.75%	8/2031	0.0%	755	747	747
AI Titan Parent, Inc. (dba Prometheus Group)(1)(12) 4601 Six Forks Road, Raleigh, NC, 27609	Internet software and services	First lien senior secured delayed draw term loan	S +	4.75%	8/2031	0.0%	—	(1)	(1)
AI Titan Parent, Inc. (dba Prometheus Group)(1)(12) 4601 Six Forks Road, Raleigh, NC, 27609	Internet software and services	First lien senior secured revolving loan	S +	4.75%	8/2031	0.0%	—	(1)	(1)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Alera Group, Inc.(1)(2) 3 Parkway North, Deerfield, IL, 60015	Insurance	First lien senior secured loan	S +	5.25%	10/2028	0.0%	34,109	34,109	34,109
Allied Benefit Systems Intermediate LLC(1)(2) 200 West Adams Street, Chicago, IL, 60606	Healthcare providers and services	First lien senior secured loan	S +	5.25%	10/2030	0.0%	993	980	993
AlphaSense, Inc.(1)(3) 24 Union Square East, New York, NY, 10003	Internet software and services	First lien senior secured loan	S +	6.25%	6/2029	0.0%	707	700	700
AlphaSense, Inc.(1)(12) 24 Union Square East, New York, NY, 10003	Internet software and services	First lien senior secured delayed draw term loan	S +	6.25%	6/2029	0.0%	—	(1)	(1)
AlphaSense, Inc.(1)(12) 24 Union Square East, New York, NY, 10003	Internet software and services	First lien senior secured delayed draw term loan	S +	6.25%	6/2029	0.0%	—	—	(1)
AlphaSense, LLC 24 Union Square East, New York, NY, 10003	Internet software and services	Series E Preferred Shares	N/A		6/2032	0.0%	3,386	153	152
Amergin Asset Management, LLC 1100 Highland Drive, Boca Raton, Florida, 33487	Asset Based Lending and Fund Finance	Class A Units	N/A		N/A	2.5%	25,000,000	1	778
AmeriLife Holdings LLC(1)(3) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured loan	S +	5.00%	8/2029	0.0%	1,031	1,016	1,026
AmeriLife Holdings LLC(1)(3)(12) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured delayed draw term loan	S +	5.00%	8/2029	0.0%	100	99	99
AmeriLife Holdings LLC(1)(12) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured revolving loan	S +	5.00%	8/2028	0.0%	—	(1)	—
Anaplan, Inc.(1)(3) 1450 Brickell Avenue, Miami, FL, 33131	Internet software and services	First lien senior secured loan	S +	5.25%	6/2029	0.0%	139,134	139,098	139,134
Anaplan, Inc.(1)(12) 1450 Brickell Avenue, Miami, FL, 33131	Internet software and services	First lien senior secured revolving loan	S +	5.25%	6/2028	0.0%	—	—	—
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(1)(3) 705 South Girls School Road, Indianapolis, IN, 46231	Aerospace and defense	First lien senior secured loan	S +	6.75% (0.75% PIK)	1/2025	0.0%	30,069	19,702	18,793
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(1)(3) 705 South Girls School Road, Indianapolis, IN, 46231	Aerospace and defense	First lien senior secured delayed draw term loan	S +	6.75% (0.75% PIK)	1/2025	0.0%	3,995	2,618	2,497
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(1)(3) 705 South Girls School Road, Indianapolis, IN, 46231	Aerospace and defense	First lien senior secured revolving loan	S +	6.38% (0.75% PIK)	1/2025	0.0%	3,051	1,999	1,907
Aptean Acquiror, Inc. (dba Aptean)(1)(3) 4325 Alexander Drive, Alpharetta, GA, 30022	Internet software and services	First lien senior secured loan	S +	5.00%	1/2031	0.0%	858	851	856
Aptean Acquiror, Inc. (dba Aptean)(1)(3)(12) 4325 Alexander Drive, Alpharetta, GA, 30022	Internet software and services	First lien senior secured delayed draw term loan	S +	5.00%	1/2031	0.0%	14	14	14
Aptean Acquiror, Inc. (dba Aptean)(1)(12) 4325 Alexander Drive, Alpharetta, GA, 30022	Internet software and services	First lien senior secured revolving loan	S +	5.25%	1/2031	0.0%	—	(1)	—
Arctic Holdco, LLC (dba Novvia Group)(1)(2) 1311 S 39th St, St. Louis, MO 63110, Saint Louis, MO, 63110	Containers and packaging	First lien senior secured loan	S +	6.00%	12/2026	0.0%	10,369	10,227	10,369
Arctic Holdco, LLC (dba Novvia Group)(1)(2) 1311 S 39th St, St. Louis, MO 63110, Saint Louis, MO, 63110	Containers and packaging	First lien senior secured delayed draw term loan	S +	6.00%	12/2026	0.0%	5,588	5,515	5,587

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Armstrong Bidco Limited (dba The Access Group)(1)(9) Armstrong Building, Oakwood Drive Loughborough University Science & Enterprise Park, Loughborough LE11 3QF, United Kingdom	Internet software and services	First lien senior secured GBP term loan	SA +	5.25%	6/2029	0.0%	£2,960	3,577	3,689
Artifact Bidco, Inc. (dba Avetta)(1)(3) 3300 North Triumph Boulevard, Lehi, UT, 84043	Internet software and services	First lien senior secured loan	S +	4.50%	7/2031	0.0%	9,105	9,062	9,059
Artifact Bidco, Inc. (dba Avetta)(1)(12) 3300 North Triumph Boulevard, Lehi, UT, 84043	Internet software and services	First lien senior secured delayed draw term loan	S +	4.50%	7/2031	0.0%	—	(5)	—
Artifact Bidco, Inc. (dba Avetta)(1)(12) 3300 North Triumph Boulevard, Lehi, UT, 84043	Internet software and services	First lien senior secured revolving loan	S +	4.50%	7/2030	0.0%	—	(7)	(8)
Ascend Buyer, LLC (dba PPC Flexible Packaging)(1)(3) 1111 Busch Parkway, Buffalo Grove, IL, 60089	Containers and packaging	First lien senior secured loan	S +	5.75%	9/2028	0.0%	5,387	5,354	5,387
Ascend Buyer, LLC (dba PPC Flexible Packaging)(1)(3)(12) 1111 Busch Parkway, Buffalo Grove, IL, 60089	Containers and packaging	First lien senior secured revolving loan	S +	5.75%	9/2027	0.0%	188	186	188
ASP Conair Holdings LP 1 Cummings Point Road, Stamford, CT, 06902	Consumer products	Class A Units	N/A		N/A	0.0%	60,714	6,071	6,600
Associations Finance, Inc.(11) 5401 North Central Expressway, Dallas, TX, 75205	Buildings and real estate	Unsecured notes		14.25% PIK	5/2030	0.0%	144,093	143,141	144,093
Associations, Inc.(1)(3) 5401 North Central Expressway, Dallas, TX, 75205	Buildings and real estate	First lien senior secured loan	S +	6.50%	7/2028	0.0%	357,151	356,813	357,164
Associations, Inc.(1)(3)(12) 5401 North Central Expressway, Dallas, TX, 75205	Buildings and real estate	First lien senior secured delayed draw term loan	S +	6.50%	7/2028	0.0%	4,631	4,607	4,631
Associations, Inc.(1)(3)(12) 5401 North Central Expressway, Dallas, TX, 75205	Buildings and real estate	First lien senior secured revolving loan	S +	6.50%	7/2028	0.0%	11,117	11,098	11,117
Aurelia Netherlands B.V.(1) Postboks 490 Sentrum, Oslo, Norway	Business services	First lien senior secured EUR term loan	E +	5.75%	5/2031	0.0%	€50,193	52,626	51,715
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(1)(2) 3347 Michelson Drive, Irvine, CA, 92612	Internet software and services	First lien senior secured loan	S +	6.50%	3/2031	0.0%	3,658	3,607	3,630
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(1)(2) 3347 Michelson Drive, Irvine, CA, 92612	Internet software and services	First lien senior secured delayed draw term loan	S +	6.50%	3/2031	0.0%	8,313	8,189	8,250
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(1)(12) 3347 Michelson Drive, Irvine, CA, 92612	Internet software and services	First lien senior secured revolving loan	S +	6.50%	3/2031	0.0%	—	(18)	(10)
Baker Tilly Advisory Group, L.P.(1)(2) 205 North Michigan Avenue, Chicago, IL, 60601	Financial services	First lien senior secured loan	S +	4.75%	6/2031	0.0%	58,064	57,264	57,774
Baker Tilly Advisory Group, L.P.(1)(12) 205 North Michigan Avenue, Chicago, IL, 60601	Financial services	First lien senior secured delayed draw term loan	S +	4.75%	6/2031	0.0%	—	(77)	—
Baker Tilly Advisory Group, L.P.(1)(12) 205 North Michigan Avenue, Chicago, IL, 60601	Financial services	First lien senior secured revolving loan	S +	4.75%	6/2030	0.0%	—	(161)	(61)
Balrog Acquisition, Inc. (dba Bakemark)(1)(3) 7351 Crider Avenue, Pico Rivera, CA, 90660	Food and beverage	Second lien senior secured loan	S +	7.00%	9/2029	0.0%	22,000	21,875	22,000

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Bamboo US BidCo LLC(1)(3) 1 Baxter Parkway, Deerfield, IL, 60015	Healthcare equipment and services	First lien senior secured loan	S +	5.25%	9/2030	0.0%	5,087	5,087	5,087
Bamboo US BidCo LLC(1) 1 Baxter Parkway, Deerfield, IL, 60015	Healthcare equipment and services	First lien senior secured EUR term loan	E +	5.25%	9/2030	0.0%	€3,139	3,302	3,250
Bamboo US BidCo LLC(1)(3)(12) 1 Baxter Parkway, Deerfield, IL, 60015	Healthcare equipment and services	First lien senior secured delayed draw term loan	S +	5.25%	9/2030	0.0%	457	457	457
Bamboo US BidCo LLC(1)(12) 1 Baxter Parkway, Deerfield, IL, 60015	Healthcare equipment and services	First lien senior secured delayed draw term loan	S +	5.25%	9/2030	0.0%	—	(14)	—
Bamboo US BidCo LLC(1)(12) 1 Baxter Parkway, Deerfield, IL, 60015	Healthcare equipment and services	First lien senior secured revolving loan	S +	5.25%	10/2029	0.0%	—	—	—
Barracuda Networks, Inc.(1)(3) 3175 Winchester Boulevard, Campbell, CA, 95008	Internet software and services	First lien senior secured loan	S +	4.50%	8/2029	0.0%	12,797	11,934	11,807
Bayshore Intermediate #2, L.P. (dba Boomi)(1)(3) 1400 Liberty Ridge Drive, Chesterbrook, PA, 19087	Internet software and services	First lien senior secured loan	S +	6.25% (3.38% PIK)	10/2028	0.0%	71,430	71,417	71,430
Bayshore Intermediate #2, L.P. (dba Boomi)(1)(12) 1400 Liberty Ridge Drive, Chesterbrook, PA, 19087	Internet software and services	First lien senior secured revolving loan	S +	5.75%	10/2027	0.0%	—	(24)	—
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(3) 777 Lena Drive, Aurora, OH, 44202	Healthcare technology	First lien senior secured loan	S +	5.75%	8/2028	0.0%	116,385	115,265	114,930
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(2)(12) 777 Lena Drive, Aurora, OH, 44202	Healthcare technology	First lien senior secured delayed draw term loan	S +	5.75%	8/2028	0.0%	4,391	4,163	4,283
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(2)(12) 777 Lena Drive, Aurora, OH, 44202	Healthcare technology	First lien senior secured revolving loan	S +	5.75%	8/2026	0.0%	7,904	7,837	7,755
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(3) 11818 I Street, Omaha, NE, 68137	Internet software and services	First lien senior secured loan	S +	6.50%	12/2026	0.0%	60,032	59,803	60,032
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(12) 11818 I Street, Omaha, NE, 68137	Internet software and services	First lien senior secured revolving loan	S +	7.50%	12/2026	0.0%	—	(42)	—
BCTO WIW Holdings, Inc. (dba When I Work) 420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	Class A Common Stock	N/A		N/A	0.4%	13,000	1,300	711
BEHP Co-Investor II, L.P. 11511 Reed Hartman Highway, Blue Ash, OH, 45241	Healthcare technology	LP Interest	N/A		N/A	0.0%	1,269,969	1,043	1,297
Blackhawk Network Holdings, Inc.(1)(2) 6220 Stoneridge Mall Rd, Pleasanton, CA 94588	Financial services	First lien senior secured loan	S +	5.00%	3/2029	0.0%	74,625	73,279	75,453
Blast Bidco Inc. (dba Bazooka Candy Brands)(1)(3) 200 Vesey Street, New York, NY, 10281	Food and beverage	First lien senior secured loan	S +	6.00%	10/2030	0.0%	29,331	28,690	29,331
Blast Bidco Inc. (dba Bazooka Candy Brands)(1)(12) 200 Vesey Street, New York, NY, 10281	Food and beverage	First lien senior secured revolving loan	S +	6.00%	10/2029	0.0%	—	(68)	—
Blend Labs, Inc. 415 Kearny Street, San Francisco, CA, 94108	Financial services	Warrants	N/A		N/A	0.2%	179,529	975	8
Blue Owl Credit SLF LLC 399 Park Avenue, 37th Floor, New York, NY 10022	Joint Ventures	Joint Venture	N/A		N/A	0.0%	293,408	293,423	295,476
BP Veraison Buyer, LLC (dba Sun World)(1)(3) 4029 Coffee Road, Bakersfield, CA, 93308	Food and beverage	First lien senior secured loan	S +	5.25%	5/2029	0.0%	91,808	91,171	91,808
BP Veraison Buyer, LLC (dba Sun World)(1)(12) 4029 Coffee Road, Bakersfield, CA, 93308	Food and beverage	First lien senior secured revolving loan	S +	5.50%	5/2029	0.0%	—	(125)	—

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(1)(3) 7055 Lindell Rd. Las Vegas, Nevada 89118	Distribution	First lien senior secured loan	S +	5.00%	10/2029	0.0%	151,638	150,320	151,638
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(1)(3)(12) 7055 Lindell Rd. Las Vegas, Nevada 89118	Distribution	First lien senior secured delayed draw term loan	S +	5.00%	10/2029	0.0%	960	916	960
Brightway Holdings, LLC(1)(3) 3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	First lien senior secured loan	S +	6.50%	12/2027	0.0%	29,230	29,020	29,084
Brightway Holdings, LLC(1)(2)(12) 3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	First lien senior secured revolving loan	S +	6.50%	12/2027	0.0%	1,263	1,244	1,247
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(1)(2) 7 World Trade Center, New York, NY, 10007	Advertising and media	First lien senior secured loan	S +	5.75%	2/2030	0.0%	26,696	26,105	26,495
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(1)(12) 7 World Trade Center, New York, NY, 10007	Advertising and media	First lien senior secured revolving loan	S +	5.75%	2/2030	0.0%	—	(103)	(37)
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) 1400 Liberty Ridge Drive, Chesterbrook, PA, 19087	Internet software and services	Common Units	N/A		N/A	0.2%	7,503,843	7,504	11,264
Cadence, Inc.(1)(3) 9 Technology Drive, Staunton, VA, 24401	Healthcare equipment and services	First lien senior secured loan	S +	5.00%	5/2026	0.0%	28,157	27,361	26,960
Cadence, Inc.(1)(3)(12) 9 Technology Drive, Staunton, VA, 24401	Healthcare equipment and services	First lien senior secured revolving loan	S +	5.00%	5/2026	0.0%	5,270	5,062	4,958
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(1)(3) 3025 Windward Plaza, Alpharetta, GA, 30005	Internet software and services	First lien senior secured loan	S +	5.50%	8/2027	0.0%	12,663	12,509	12,315
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(1)(3)(12) 3025 Windward Plaza, Alpharetta, GA, 30005	Internet software and services	First lien senior secured revolving loan	S +	5.50%	8/2027	0.0%	273	265	251
CD&R Value Building Partners I, L.P. (dba Belron) Milton Park, Stroude Road, Egham TW20 9EL, United Kingdom	Automotive Services	LP Interest	N/A		N/A	0.1%	33,000	31,934	38,072
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(1)(3) 3 Winners Circle, Albany, NY 12205	Infrastructure and environmental services	First lien senior secured loan	S +	5.50%	1/2031	0.0%	25,318	25,090	25,318
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(1)(3)(12) 3 Winners Circle, Albany, NY 12205	Infrastructure and environmental services	First lien senior secured delayed draw term loan	S +	5.50%	1/2031	0.0%	3,457	3,390	3,457
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(1)(12) 3 Winners Circle, Albany, NY 12205	Infrastructure and environmental services	First lien senior secured revolving loan	S +	5.50%	1/2030	0.0%	—	(17)	—
CIBT Global, Inc.(1)(3) 4301 Connecticut Avenue Northwest, Washington, DC, 20008	Business services	First lien senior secured loan	S +	5.25% (4.25% PIK)	6/2027	0.0%	973	588	199
CIBT Global, Inc.(1)(6) 4301 Connecticut Avenue Northwest, Washington, DC, 20008	Business services	Second lien senior secured loan	P +	7.75% PIK	12/2027	0.0%	63,678	26,669	—
CivicPlus, LLC(1)(3) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	First lien senior secured loan	S +	5.75%	8/2027	0.0%	36,035	35,852	36,035
CivicPlus, LLC(1)(12) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	First lien senior secured revolving loan	S +	5.75%	8/2027	0.0%	—	(13)	—

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
CMG HoldCo, LLC (dba Crete United)(1)(3) 3700 South Boulevard, Charlotte, NC, 28209	Business services	First lien senior secured loan	S +	4.75%	5/2028	0.0%	460	457	456
CMG HoldCo, LLC (dba Crete United)(1)(3)(12) 3700 South Boulevard, Charlotte, NC, 28209	Business services	First lien senior secured delayed draw term loan	S +	4.75%	5/2028	0.0%	175	172	172
CMG HoldCo, LLC (dba Crete United)(1)(12) 3700 South Boulevard, Charlotte, NC, 28209	Business services	First lien senior secured delayed draw term loan	S +	4.75%	5/2028	0.0%	—	(1)	(1)
CMG HoldCo, LLC (dba Crete United)(1)(3)(12) 3700 South Boulevard, Charlotte, NC, 28209	Business services	First lien senior secured revolving loan	S +	4.75%	5/2028	0.0%	18	17	16
Conair Holdings LLC(1)(2) 1 Cummings Point Road, Stamford, CT, 06902	Consumer products	Second lien senior secured loan	S +	7.50%	5/2029	0.0%	130,335	129,704	119,583
CoolSys, Inc.(1)(3) 145 South State College Boulevard, Brea, CA, 92821	Business services	First lien senior secured loan	S +	4.75%	8/2028	0.0%	11,924	11,691	11,596
Cornerstone OnDemand, Inc.(1)(2) 1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Human resource support services	Second lien senior secured loan	S +	6.50%	10/2029	0.0%	115,833	114,642	98,748
Coupa Holdings, LLC(1)(3) 950 Tower Lane, Foster City, CA, 94404	Internet software and services	First lien senior secured loan	S +	5.25%	2/2030	0.0%	781	781	781
Coupa Holdings, LLC(1)(12) 950 Tower Lane, Foster City, CA, 94404	Internet software and services	First lien senior secured delayed draw term loan	S +	5.50%	2/2030	0.0%	—	—	—
Coupa Holdings, LLC(1)(12) 950 Tower Lane, Foster City, CA, 94404	Internet software and services	First lien senior secured revolving loan	S +	5.25%	2/2029	0.0%	—	—	—
Covetrus, Inc.(1)(3) 12 Mountfort Street, Portland, ME, 04101	Healthcare providers and services	Second lien senior secured loan	S +	9.25%	10/2030	0.0%	5,000	4,916	4,863
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(1)(4) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	Unsecured notes	S +	11.75% PIK	6/2034	0.0%	25,089	24,688	25,089
Creek Parent, Inc. (dba Catalent)(1)(2) 14 Schoolhouse Road, Somerset, NJ, 08873	Healthcare equipment and services	First lien senior secured loan	S +	5.25%	12/2031	0.0%	86,023	84,524	84,518
Creek Parent, Inc. (dba Catalent)(1)(12) 14 Schoolhouse Road, Somerset, NJ, 08873	Healthcare equipment and services	First lien senior secured revolving loan	S +	5.25%	12/2031	0.0%	—	(216)	(216)
Cresset Capital Management, LLC(1)(2) 444 West Lake Street, Chicago, IL, 60606	Financial services	First lien senior secured loan	S +	5.00%	6/2030	0.0%	7,797	7,724	7,797
Cresset Capital Management, LLC(1)(12) 444 West Lake Street, Chicago, IL, 60606	Financial services	First lien senior secured delayed draw term loan	S +	5.00%	6/2030	0.0%	—	—	—
Cresset Capital Management, LLC(1)(12) 444 West Lake Street, Chicago, IL, 60606	Financial services	First lien senior secured delayed draw term loan	S +	5.00%	6/2030	0.0%	—	—	—
Cresset Capital Management, LLC(1)(12) 444 West Lake Street, Chicago, IL, 60606	Financial services	First lien senior secured revolving loan	S +	5.00%	6/2029	0.0%	—	(10)	—
Crewline Buyer, Inc. (dba New Relic)(1)(2) 188 Spear Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured loan	S +	6.75%	11/2030	0.0%	110,269	108,799	108,890
Crewline Buyer, Inc. (dba New Relic)(1)(12) 188 Spear Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured revolving loan	S +	6.75%	11/2030	0.0%	—	(139)	(138)
CSC MKG Topco LLC (dba Medical Knowledge Group)(1)(2) One World Trade Center, New York, NY, 10007	Healthcare equipment and services	First lien senior secured loan	S +	5.75%	2/2029	0.0%	1,249	1,232	1,236

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(1)(2) 2222 West Dunlap Avenue, Phoenix, AZ, 85021	Healthcare technology	First lien senior secured loan	S +	5.00%	8/2031	0.0%	44,636	44,388	44,524
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(1)(12) 2222 West Dunlap Avenue, Phoenix, AZ, 85021	Healthcare technology	First lien senior secured delayed draw term loan	S +	5.25%	8/2031	0.0%	—	—	(4)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(1)(12) 2222 West Dunlap Avenue, Phoenix, AZ, 85021	Healthcare technology	First lien senior secured revolving loan	S +	5.00%	8/2031	0.0%	—	(21)	(10)
DCG ACQUISITION CORP. (dba DuBois Chemical)(1)(2) 3630 East Kemper Road, Sharonville, OH, 45241	Chemicals	First lien senior secured loan	S +	4.50%	6/2031	0.0%	55,779	55,253	55,500
DCG ACQUISITION CORP. (dba DuBois Chemical)(1)(12) 3630 East Kemper Road, Sharonville, OH, 45241	Chemicals	First lien senior secured delayed draw term loan	S +	4.50%	6/2031	0.0%	—	(43)	—
DCG ACQUISITION CORP. (dba DuBois Chemical)(1)(12) 3630 East Kemper Road, Sharonville, OH, 45241	Chemicals	First lien senior secured revolving loan	S +	4.50%	6/2031	0.0%	—	(86)	(47)
Delinea Buyer, Inc. (f/k/a Centrify)(1)(3) 221 Main Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured loan	S +	5.75%	3/2028	0.0%	64,882	64,018	64,882
Delinea Buyer, Inc. (f/k/a Centrify)(1)(3) 221 Main Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured loan	S +	5.75%	3/2028	0.0%	23,552	23,154	23,552
Delinea Buyer, Inc. (f/k/a Centrify)(1)(12) 221 Main Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured revolving loan	S +	5.75%	3/2027	0.0%	—	(72)	—
Denali BuyerCo, LLC (dba Summit Companies)(1)(3) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	First lien senior secured loan	S +	5.75%	9/2028	0.0%	52,197	51,762	52,197
Denali BuyerCo, LLC (dba Summit Companies)(1)(12) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	First lien senior secured revolving loan	S +	5.75%	9/2027	0.0%	—	(14)	—
Denali Holding, LP (dba Summit Companies) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	Class A Units	N/A		N/A	0.4%	337,460	3,431	5,959
Diamond Mezzanine 24 LLC (dba United Risk)(1)(3) 50 Rockefeller Plaza, New York, NY, 10020	Insurance	First lien senior secured loan	S +	5.00%	10/2030	0.0%	10,688	10,636	10,634
Diamond Mezzanine 24 LLC (dba United Risk)(1)(12) 50 Rockefeller Plaza, New York, NY, 10020	Insurance	First lien senior secured delayed draw term loan	S +	5.00%	10/2030	0.0%	—	—	—
Diamond Mezzanine 24 LLC (dba United Risk)(1)(6) 50 Rockefeller Plaza, New York, NY, 10020	Insurance	First lien senior secured revolving loan	P +	4.00%	10/2030	0.0%	713	709	709
Diamondback Acquisition, Inc. (dba Sphera)(1)(2) 130 East Randolph Street, Chicago, IL, 60601	Business services	First lien senior secured loan	S +	5.50%	9/2028	0.0%	4,025	3,977	4,005
Dodge Construction Network Holdings, L.P. 34 Crosby Drive, Bedford, MA, 01730	Buildings and real estate	Class A-2 Common Units	N/A		N/A	0.4%	2,181,629	1,860	310
Dodge Construction Network Holdings, L.P.(1)(3) 34 Crosby Drive, Bedford, MA, 01730	Buildings and real estate	Series A Preferred Units	S +	8.25%	N/A	0.4%	—	45	26

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Dresser Utility Solutions, LLC(1)(2) 16240 Port Northwest Drive, Houston, TX, 77041	Energy equipment and services	First lien senior secured loan	S +	5.25%	3/2029	0.0%	56,013	55,528	55,873
Dresser Utility Solutions, LLC(1)(12) 16240 Port Northwest Drive, Houston, TX, 77041	Energy equipment and services	First lien senior secured delayed draw term loan	S +	5.25%	3/2029	0.0%	—	—	—
Dresser Utility Solutions, LLC(1)(12) 16240 Port Northwest Drive, Houston, TX, 77041	Energy equipment and services	First lien senior secured revolving loan	S +	5.25%	3/2029	0.0%	—	(60)	(18)
DuraServ LLC(1)(2) 2200 Luna Road, Carrollton, TX, 75006	Business services	First lien senior secured loan	S +	4.50%	6/2031	0.0%	73,423	73,078	73,056
DuraServ LLC(1)(2)(12) 2200 Luna Road, Carrollton, TX, 75006	Business services	First lien senior secured delayed draw term loan	S +	4.50%	6/2031	0.0%	13,506	13,378	13,439
DuraServ LLC(1)(12) 2200 Luna Road, Carrollton, TX, 75006	Business services	First lien senior secured revolving loan	S +	4.75%	6/2030	0.0%	—	(62)	(68)
Eagle Family Foods Group LLC(1)(2) 1975 East 61st Street, Cleveland, OH, 44103	Food and beverage	First lien senior secured loan	S +	5.00%	8/2030	0.0%	1,633	1,617	1,625
Eagle Family Foods Group LLC(1)(12) 1975 East 61st Street, Cleveland, OH, 44103	Food and beverage	First lien senior secured revolving loan	S +	5.00%	8/2030	0.0%	—	(2)	(1)
Eagle Infrastructure Services, LLC(1)(3) 13100 Northwest Freeway, Houston, TX, 77040	Infrastructure and environmental services	First lien senior secured loan	S +	7.50%	4/2028	0.0%	87,138	85,895	86,702
Eagle Infrastructure Services, LLC 13100 Northwest Freeway, Houston, TX, 77040	Infrastructure and environmental services	Common Units	N/A		N/A	73.0%	576,276	24,058	25,099
EET Buyer, Inc. (dba e-Emphasys)(1)(3) 2501 Weston Parkway, Cary, NC, 27513	Internet software and services	First lien senior secured loan	S +	4.75%	11/2027	0.0%	4,420	4,397	4,420
EET Buyer, Inc. (dba e-Emphasys)(1)(12) 2501 Weston Parkway, Cary, NC, 27513	Internet software and services	First lien senior secured revolving loan	S +	4.75%	11/2027	0.0%	—	(2)	—
Elliott Alto Co-Investor Aggregator L.P. 851 Cypress Creek Road, Fort Lauderdale, FL, 33309	Internet software and services	LP Interest	N/A		N/A	0.1%	3,134	3,155	4,882
Endries Acquisition, Inc.(1)(2) 714 West Ryan Street, Brillion, WI, 54110	Distribution	First lien senior secured loan	S +	5.25%	12/2028	0.0%	98,095	97,491	97,359
Endries Acquisition, Inc.(1)(12) 714 West Ryan Street, Brillion, WI, 54110	Distribution	First lien senior secured delayed draw term loan	S +	5.25%	12/2028	0.0%	—	(46)	(59)
Engage Debtco Limited(1)(3) Courtyard House, The Weighbridge Brewery, High St, Marlow SL7 2FF, United Kingdom	Healthcare providers and services	First lien senior secured loan	S +	6.00% (2.75% PIK)	7/2029	0.0%	1,033	1,015	1,007
EOS Finco S.A.R.L(1)(4) 1 Rue des Alouettes, 95600 Eaubonne, France	Telecommunications	First lien senior secured loan	S +	6.00%	10/2029	0.0%	21,500	15,256	14,405
EOS Finco S.A.R.L(1)(3)(12) 1 Rue des Alouettes, 95600 Eaubonne, France	Telecommunications	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	0.0%	69	(612)	(713)
Essential Services Holding Corporation (dba Turnpoint)(1)(2) 3416 Robards Court, Louisville, KY, 40218	Professional services	First lien senior secured loan	S +	5.00%	6/2031	0.0%	19,717	19,531	19,520
Essential Services Holding Corporation (dba Turnpoint)(1)(12) 3416 Robards Court, Louisville, KY, 40218	Professional services	First lien senior secured delayed draw term loan	S +	5.00%	6/2031	0.0%	—	(18)	(19)
Essential Services Holding Corporation (dba Turnpoint)(1)(12) 3416 Robards Court, Louisville, KY, 40218	Professional services	First lien senior secured revolving loan	S +	5.00%	6/2030	0.0%	—	(22)	(24)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Evolution BuyerCo, Inc. (dba SIAA)(1)(3) 234 Lafayette Road, Hampton, NH, 03842	Insurance	First lien senior secured loan	S +	6.25%	4/2028	0.0%	138,845	137,758	138,845
Evolution BuyerCo, Inc. (dba SIAA)(1)(3)(12) 234 Lafayette Road, Hampton, NH, 03842	Insurance	First lien senior secured delayed draw term loan	S +	6.00%	4/2028	0.0%	3,945	3,810	3,945
Evolution BuyerCo, Inc. (dba SIAA)(1)(12) 234 Lafayette Road, Hampton, NH, 03842	Insurance	First lien senior secured revolving loan	S +	6.25%	4/2027	0.0%	—	(59)	—
Evolution Parent, LP (dba SIAA) 234 Lafayette Road, Hampton, NH, 03842	Insurance	LP Interest	N/A		N/A	0.8%	42,838	4,284	4,874
Ex Vivo Parent Inc. (dba OB Hospitalist)(1)(3) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured loan	S +	9.75% PIK	9/2028	0.0%	78,864	78,122	78,667
Faraday Buyer, LLC (dba MacLean Power Systems)(1)(3) 481 Munn Road, Fort Mill, SC, 29715	Manufacturing	First lien senior secured loan	S +	6.00%	10/2028	0.0%	104,961	103,258	103,912
Faraday Buyer, LLC (dba MacLean Power Systems)(1)(12) 481 Munn Road, Fort Mill, SC, 29715	Manufacturing	First lien senior secured delayed draw term loan	S +	6.00%	10/2028	0.0%	—	(85)	—
Feradyne Outdoors, LLC(1)(3) 1230 Poplar Avenue, Superior, WI, 54880	Consumer products	First lien senior secured loan	S +	6.75% (3.74% PIK)	5/2028	0.0%	76,043	76,043	65,207
Fiesta Purchaser, Inc. (dba Shearer's Foods)(1)(12) 100 Lincoln Way East, Massillon, OH, 44646	Food and beverage	First lien senior secured revolving loan	S +	4.50%	2/2029	0.0%	—	—	(1)
Fifth Season Investments LLC 201 Broad St, Suite 500, Stamford, CT, 06901	Insurance	Class A Units	N/A		N/A	0.0%	28	202,357	223,274
Finastra USA, Inc.(1)(3) 4 Kingdom Street, London W2 6BD, UK	Financial services	First lien senior secured loan	S +	7.25%	9/2029	0.0%	88,577	87,830	88,577
Finastra USA, Inc.(1)(3)(12) 4 Kingdom Street, London W2 6BD, UK	Financial services	First lien senior secured revolving loan	S +	7.25%	9/2029	0.0%	5,758	5,666	5,758
Forescout Technologies, Inc.(1)(3) 300 Santana Row, San Jose, CA, 95128	Internet software and services	First lien senior secured loan	S +	5.00%	5/2031	0.0%	79,201	78,830	78,805
Forescout Technologies, Inc.(1)(12) 300 Santana Row, San Jose, CA, 95128	Internet software and services	First lien senior secured revolving loan	S +	5.00%	5/2030	0.0%	—	(26)	(57)
Fortis Solutions Group, LLC(1)(3) 2505 Hawkeye Court, Virginia Beach, VA, 23452	Containers and packaging	First lien senior secured loan	S +	5.50%	10/2028	0.0%	4,535	4,480	4,468
Fortis Solutions Group, LLC(1)(3)(12) 2505 Hawkeye Court, Virginia Beach, VA, 23452	Containers and packaging	First lien senior secured revolving loan	S +	5.50%	10/2027	0.0%	162	157	155
Foundation Consumer Brands, LLC(1)(2) 1190 Omega Drive, Pittsburgh, PA, 15205	Consumer products	First lien senior secured loan	S +	6.25%	2/2027	0.0%	2,997	2,997	2,997
FR Flow Control CB LLC (dba Trillium Flow Technologies)(1)(3) Westpoint House, 5 Redwood Place, East Kilbride, Glasgow, G74 5PB, United Kingdom	Manufacturing	First lien senior secured loan	S +	5.25%	12/2029	0.0%	24,017	23,838	23,837
FR Flow Control CB LLC (dba Trillium Flow Technologies)(1)(12) Westpoint House, 5 Redwood Place, East Kilbride, Glasgow, G74 5PB, United Kingdom	Manufacturing	First lien senior secured delayed draw term loan	S +	5.25%	12/2029	0.0%	—	—	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)(1)(12) Westpoint House, 5 Redwood Place, East Kilbride, Glasgow, G74 5PB, United Kingdom	Manufacturing	First lien senior secured revolving loan	S +	5.25%	12/2029	0.0%	—	(29)	(29)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Fullsteam Operations, LLC(1)(3) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured loan	S +	8.25%	11/2029	0.0%	8,938	8,701	8,938
Fullsteam Operations, LLC(1)(3) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured delayed draw term loan	S +	8.25%	11/2029	0.0%	2,812	2,740	2,813
Fullsteam Operations, LLC(1)(3) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured delayed draw term loan	S +	8.25%	11/2029	0.0%	1,250	1,217	1,250
Fullsteam Operations, LLC(1)(3)(12) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured delayed draw term loan	S +	7.00%	11/2029	0.0%	464	428	460
Fullsteam Operations, LLC(1)(3)(12) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured delayed draw term loan	S +	7.00%	11/2029	0.0%	354	343	351
Fullsteam Operations, LLC(1)(12) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured revolving loan	S +	8.25%	11/2029	0.0%	—	(11)	—
Gainsight, Inc.(1)(3) 350 Bay Street, San Francisco, CA, 94133	Business services	First lien senior secured loan	S +	6.00%	7/2027	0.0%	26,132	25,963	26,132
Gainsight, Inc.(1)(3)(12) 350 Bay Street, San Francisco, CA, 94133	Business services	First lien senior secured revolving loan	S +	6.00%	7/2027	0.0%	1,875	1,850	1,875
Galls, LLC(1)(3) 1340 Russell Cave Road, Lexington, KY, 40505	Specialty Retail	First lien senior secured loan	S +	6.50% (1.50% PIK)	3/2030	0.0%	98,528	97,213	98,528
Galls, LLC(1)(3)(12) 1340 Russell Cave Road, Lexington, KY, 40505	Specialty Retail	First lien senior secured delayed draw term loan	S +	6.50% (1.50% PIK)	3/2030	0.0%	3,604	3,383	3,604
Galls, LLC(1)(12) 1340 Russell Cave Road, Lexington, KY, 40505	Specialty Retail	First lien senior secured revolving loan	S +	6.00%	3/2030	0.0%	—	(170)	—
Galway Borrower LLC(1)(3)(12) 1 California Street, San Francisco, CA 94111	Insurance	First lien senior secured delayed draw term loan	S +	4.50%	9/2028	0.0%	28	28	28
Galway Borrower LLC(1)(3)(12) 1 California Street, San Francisco, CA 94111	Insurance	First lien senior secured revolving loan	S +	4.50%	9/2028	0.0%	16	15	16
Gaylord Chemical Company, L.L.C.(1)(3) 1404 Greengate Drive, Covington, LA, 70433	Chemicals	First lien senior secured loan	S +	5.25%	12/2027	0.0%	123,933	123,664	123,933
Gaylord Chemical Company, L.L.C.(1)(3)(12) 1404 Greengate Drive, Covington, LA, 70433	Chemicals	First lien senior secured revolving loan	S +	5.25%	12/2027	0.0%	6,865	6,840	6,865
Gehl Foods, LLC(1)(2) N116 W15970 Main Street, Germantown, WI, 53022	Food and beverage	First lien senior secured loan	S +	6.25%	6/2030	0.0%	69,403	68,753	69,056
Gehl Foods, LLC(1)(3)(12) N116 W15970 Main Street, Germantown, WI, 53022	Food and beverage	First lien senior secured delayed draw term loan	S +	6.25%	6/2030	0.0%	2,135	2,090	2,125
Gerson Lehrman Group, Inc.(1)(3) 60 East 42nd Street, New York, NY, 10165	Professional services	First lien senior secured loan	S +	5.25%	12/2027	0.0%	122,818	121,957	122,511
Gerson Lehrman Group, Inc.(1)(12) 60 East 42nd Street, New York, NY, 10165	Professional services	First lien senior secured revolving loan	S +	5.25%	12/2027	0.0%	—	(42)	(16)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
GI Apple Midco LLC (dba Atlas Technical Consultants)(1)(2) 13215 Bee Cave Parkway, Building B, Suite 230, Austin, TX 78738	Infrastructure and environmental services	First lien senior secured loan	S +	6.75%	4/2030	0.0%	813	802	805
GI Apple Midco LLC (dba Atlas Technical Consultants)(1)(2)(12) 13215 Bee Cave Parkway, Building B, Suite 230, Austin, TX 78738	Infrastructure and environmental services	First lien senior secured delayed draw term loan	S +	6.75%	4/2030	0.0%	17	16	17
GI Apple Midco LLC (dba Atlas Technical Consultants)(1)(2)(12) 13215 Bee Cave Parkway, Building B, Suite 230, Austin, TX 78738	Infrastructure and environmental services	First lien senior secured revolving loan	S +	6.75%	4/2029	0.0%	43	41	42
GI Ranger Intermediate, LLC (dba Rectangle Health)(1)(3) 115 East Stevens Avenue, Valhalla, NY, 10595	Healthcare technology	First lien senior secured loan	S +	6.00%	10/2028	0.0%	4,493	4,437	4,413
GI Ranger Intermediate, LLC (dba Rectangle Health)(1)(3)(12) 115 East Stevens Avenue, Valhalla, NY, 10595	Healthcare technology	First lien senior secured revolving loan	S +	6.00%	10/2027	0.0%	43	40	37
Gloves Buyer, Inc. (dba Protective Industrial Products)(1)(2) 25 British American Boulevard, Latham, NY, 12110	Manufacturing	First lien senior secured loan	S +	4.00%	12/2027	0.0%	14,923	14,894	14,923
Gloves Holdings, LP (dba Protective Industrial Products) 25 British American Boulevard, Latham, NY, 12110	Manufacturing	LP Interest	N/A		N/A	0.5%	32,500	3,250	3,847
GoHealth, Inc. 222 West Merchandise Mart Plaza, Chicago, IL, 60654	Insurance	Common stock	N/A		N/A	0.3%	68,125	5,234	912
Granicus, Inc.(1)(3) 1999 Broadway, Denver, CO, 80202	Internet software and services	First lien senior secured loan	S +	5.75% (2.25% PIK)	1/2031	0.0%	9,003	8,923	8,991
Granicus, Inc.(1)(12) 1999 Broadway, Denver, CO, 80202	Internet software and services	First lien senior secured revolving loan	S +	5.25%	1/2031	0.0%	—	(9)	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) 3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	LP Interest	N/A		N/A	0.2%	63,079	641	630
Guidehouse Inc.(1)(2) 1676 International Drive, McLean, VA, 22102	Professional services	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	0.0%	4,632	4,632	4,608
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(2) Amot Atrium Tower, 2 Jabotinsky Street, Ramat Gan 520501, Israel	Internet software and services	First lien senior secured loan	S +	7.50%	4/2026	0.0%	51,567	51,157	51,438
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(12) Amot Atrium Tower, 2 Jabotinsky Street, Ramat Gan 520501, Israel	Internet software and services	First lien senior secured revolving loan	S +	7.50%	4/2026	0.0%	—	(104)	(41)
Helix Acquisition Holdings, Inc. (dba MW Industries)(1)(2) 3426 Toringdon Way, Charlotte, NC, 28277	Manufacturing	First lien senior secured loan	S +	7.00%	3/2030	0.0%	946	923	939

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Hercules Borrower, LLC (dba The Vincit Group)(1)(3) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	First lien senior secured loan	S +	5.50%	12/2026	0.0%	173,292	173,295	173,292
Hercules Borrower, LLC (dba The Vincit Group)(1)(12) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	First lien senior secured revolving loan	S +	5.50%	12/2026	0.0%	—	(102)	—
Hercules Buyer, LLC (dba The Vincit Group)(11) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	Unsecured notes		0.48% PIK	12/2029	0.0%	5,201	5,201	6,355
Hercules Buyer, LLC (dba The Vincit Group) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	Common Units	N/A		N/A	1.0%	2,190,000	2,192	2,676
H-Food Holdings, LLC(1)(6) 3500 Lacey Road, Downers Grove, IL, 60515	Food and beverage	Second lien senior secured loan	P +	6.00%	3/2026	0.0%	121,800	109,259	4,872
HFS Matterhorn Topco, Inc. 3500 Lacey Road, Downers Grove, IL, 60515	Food and beverage	LLC interest	N/A		N/A	0.0%	10,875	10,875	—
Hg Genesis 8 Sumoco Limited(1)(9) 2 More London Riverside London SE1 2AP UK	Asset Based Lending and Fund Finance	Unsecured facility	SA +	7.00% PIK	9/2027	0.0%	£10,534	13,162	13,192
Hg Genesis 9 SumoCo Limited(1) 2 More London Riverside London SE1 2AP UK	Asset Based Lending and Fund Finance	Unsecured facility	E +	6.25% PIK	3/2029	0.0%	€54,168	59,284	56,091
Hg Saturn Luchaco Limited(1)(9) 2 More London Riverside London SE1 2AP UK	Asset Based Lending and Fund Finance	Unsecured facility	SA +	7.50% PIK	3/2026	0.0%	£40,483	51,405	50,701
HGH Purchaser, Inc. (dba Horizon Services)(1)(3) 320 Century Boulevard, Wilmington, DE, 19808	Household products	First lien senior secured loan	S +	7.00% (2.50% PIK)	11/2026	0.0%	189,359	188,763	179,417
HGH Purchaser, Inc. (dba Horizon Services)(1)(12) 320 Century Boulevard, Wilmington, DE, 19808	Household products	First lien senior secured revolving loan	S +	7.00% (2.50% PIK)	11/2026	0.0%	—	(36)	(869)
Hissho Parent, LLC(1)(3) 11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	First lien senior secured loan	S +	4.75%	5/2029	0.0%	8,466	8,424	8,466
Hissho Parent, LLC(1)(12) 11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	First lien senior secured revolving loan	S +	4.75%	5/2029	0.0%	—	(7)	—
Hissho Sushi Holdings, LLC 11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	Class A Units	N/A		N/A	0.0%	7,502	60	97
Hockey Parent Holdings, L.P. 150 North Riverside Plaza, Chicago, IL, 60606	Insurance	Class A Common Units	N/A		N/A	0.0%	10,000	10,010	11,173
Hyland Software, Inc.(1)(2) 28105 Clemens Road, Westlake, OH, 44145	Internet software and services	First lien senior secured loan	S +	6.00%	9/2030	0.0%	52,637	51,952	52,637
Hyland Software, Inc.(1)(12) 28105 Clemens Road, Westlake, OH, 44145	Internet software and services	First lien senior secured revolving loan	S +	6.00%	9/2029	0.0%	—	(30)	—
Icefall Parent, Inc. (dba EngageSmart)(1)(2) 30 Braintree Hill Office Park, Braintree, MA, 02184	Internet software and services	First lien senior secured loan	S +	6.50%	1/2030	0.0%	22,051	21,663	22,051
Icefall Parent, Inc. (dba EngageSmart)(1)(12) 30 Braintree Hill Office Park, Braintree, MA, 02184	Internet software and services	First lien senior secured revolving loan	S +	6.50%	1/2030	0.0%	—	(35)	—

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Ideal Image Development, LLC(1)(3)(13) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured loan	S +	6.50% PIK	2/2029	0.0%	4,795	4,757	4,675
Ideal Image Development, LLC(1)(2)(13) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured loan	S +	6.00%	5/2026	0.0%	1,275	1,275	1,275
Ideal Image Development, LLC(1)(12)(13) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured revolving loan	S +	6.50% PIK	2/2029	0.0%	1,529	1,529	1,482
Ideal Topco, L.P.(13) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	Class A-1 Preferred Units	N/A		N/A	7.3%	9,512,195	9,512	8,751
Ideal Topco, L.P.(13) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	Class A-2 Common Units	N/A		N/A	7.3%	6,219,512	—	—
Ideal Tridon Holdings, Inc.(1)(3) 8100 Tridon Drive, Smyrna, TN, 37167	Manufacturing	First lien senior secured loan	S +	6.75%	4/2028	0.0%	26,667	26,095	26,667
Ideal Tridon Holdings, Inc.(1)(12) 8100 Tridon Drive, Smyrna, TN, 37167	Manufacturing	First lien senior secured revolving loan	S +	6.75%	4/2028	0.0%	—	(50)	—
IG Investments Holdings, LLC (dba Insight Global)(1)(3) 1224 Hammond Drive, Atlanta, GA, 30346	Human resource support services	First lien senior secured loan	S +	5.00%	9/2028	0.0%	50,059	50,062	50,059
IG Investments Holdings, LLC (dba Insight Global)(1)(12) 1224 Hammond Drive, Atlanta, GA, 30346	Human resource support services	First lien senior secured revolving loan	S +	5.00%	9/2028	0.0%	—	(6)	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)(1)(3) 9001 Sterling Street, Irving, TX, 75063	Containers and packaging	First lien senior secured loan	S +	6.25%	5/2028	0.0%	879	873	879
Indigo Buyer, Inc. (dba Inovar Packaging Group)(1)(2) 9001 Sterling Street, Irving, TX, 75063	Containers and packaging	First lien senior secured loan	S +	5.25%	5/2028	0.0%	3,479	3,456	3,462
Indigo Buyer, Inc. (dba Inovar Packaging Group)(1)(12) 9001 Sterling Street, Irving, TX, 75063	Containers and packaging	First lien senior secured delayed draw term loan	S +	5.25%	5/2028	0.0%	—	(12)	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)(1)(12) 9001 Sterling Street, Irving, TX, 75063	Containers and packaging	First lien senior secured revolving loan	S +	6.25%	5/2028	0.0%	—	(1)	—
Indikami Bidco, LLC (dba IntegriChain)(1)(2) 8 Penn Center, 1628 JFK Boulevard, Philadelphia, PA, 19103	Healthcare technology	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	0.0%	16,166	15,843	16,085
Indikami Bidco, LLC (dba IntegriChain)(1)(2)(12) 8 Penn Center, 1628 JFK Boulevard, Philadelphia, PA, 19103	Healthcare technology	First lien senior secured delayed draw term loan	S +	6.00%	12/2030	0.0%	127	109	126
Indikami Bidco, LLC (dba IntegriChain)(1)(2)(12) 8 Penn Center, 1628 JFK Boulevard, Philadelphia, PA, 19103	Healthcare technology	First lien senior secured revolving loan	S +	6.00%	6/2030	0.0%	570	540	563
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(1)(2) 38955 Hills Tech Drive, Farmington Hills, MI, 48331	Food and beverage	First lien senior secured loan	S +	6.25%	3/2027	0.0%	90,039	89,233	88,689
Inovalon Holdings, Inc.(1)(3) 4321 Collington Road, Bowie, MD, 20716	Healthcare technology	First lien senior secured loan	S +	5.75%	11/2028	0.0%	207,472	204,411	204,879
Inovalon Holdings, Inc.(1)(3) 4321 Collington Road, Bowie, MD, 20716	Healthcare technology	Second lien senior secured loan	S +	10.50% PIK	11/2033	0.0%	129,648	128,165	128,352
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	LP Interest	N/A		N/A	0.1%	1,233	1,233	1,544

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Integrity Marketing Acquisition, LLC(1)(3) 1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured loan	S +	5.00%	8/2028	0.0%	41,515	41,315	41,515
Integrity Marketing Acquisition, LLC(1)(12) 1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured delayed draw term loan	S +	5.00%	8/2028	0.0%	—	(15)	—
Integrity Marketing Acquisition, LLC(1)(12) 1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured revolving loan	S +	5.00%	8/2028	0.0%	—	(5)	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(3) 800 Boulevard de Maisonneuve East 12th floor, Montreal, Quebec H2L 4L8, Canada	Healthcare technology	First lien senior secured loan	S +	6.50%	8/2026	0.0%	115,414	114,927	112,528
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(3) 305 Church at North Hills Street, Raleigh, NC, 27609	Healthcare technology	First lien senior secured revolving loan	S +	6.50%	8/2026	0.0%	8,135	8,094	7,932
Interoperability Bidco, Inc. (dba Lyniate)(1)(3) One Beacon Street, Boston, MA, 02108	Healthcare technology	First lien senior secured loan	S +	6.25%	3/2028	0.0%	67,680	67,486	65,988
Interoperability Bidco, Inc. (dba Lyniate)(1)(12) One Beacon Street, Boston, MA, 02108	Healthcare technology	First lien senior secured delayed draw term loan	S +	6.25%	3/2028	0.0%	—	—	(111)
Interoperability Bidco, Inc. (dba Lyniate)(1)(2)(12) One Beacon Street, Boston, MA, 02108	Healthcare technology	First lien senior secured revolving loan	S +	6.25%	3/2028	0.0%	274	242	142
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(1)(2) 203 North LaSalle Street, Chicago, IL, 60601	Advertising and media	First lien senior secured loan	S +	5.00%	12/2028	0.0%	19,242	19,242	19,242
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(1)(3)(12) 203 North LaSalle Street, Chicago, IL, 60601	Advertising and media	First lien senior secured revolving loan	S +	5.00%	12/2027	0.0%	302	302	302
JS Parent, Inc. (dba Jama Software)(1)(3) 135 Southwest Taylor, Portland, OR, 97204	Internet software and services	First lien senior secured loan	S +	5.00%	4/2031	0.0%	909	905	909
JS Parent, Inc. (dba Jama Software)(1)(12) 135 Southwest Taylor, Portland, OR, 97204	Internet software and services	First lien senior secured revolving loan	S +	5.00%	4/2031	0.0%	—	—	—
JSG II, Inc.(1)(2) 1751 Lake Cook Road, Deerfield, IL, 60015	Manufacturing	First lien senior secured loan	S +	4.50%	6/2026	0.0%	13,495	13,462	13,495
KABAFUSION Parent, LLC(1)(3) 17777 Center Court Drive North, Cerritos, CA, 90703	Healthcare providers and services	First lien senior secured loan	S +	5.00%	11/2031	0.0%	22,222	22,003	22,000
KABAFUSION Parent, LLC(1)(12) 17777 Center Court Drive North, Cerritos, CA, 90703	Healthcare providers and services	First lien senior secured revolving loan	S +	5.00%	11/2031	0.0%	—	(27)	(28)
Kaseya Inc.(1)(2) 701 Brickell Avenue, Miami, FL, 33131	Business services	First lien senior secured loan	S +	5.50%	6/2029	0.0%	19,108	18,843	19,108
Kaseya Inc.(1)(3)(12) 701 Brickell Avenue, Miami, FL, 33131	Business services	First lien senior secured delayed draw term loan	S +	5.50%	6/2029	0.0%	221	212	221
Kaseya Inc.(1)(3)(12) 701 Brickell Avenue, Miami, FL, 33131	Business services	First lien senior secured revolving loan	S +	5.50%	6/2029	0.0%	287	272	287

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
KENE Acquisition, Inc. (dba Entrust Solutions Group)(1)(3) 28100 Torch Parkway, Suite 400, Warrenville, IL, 60555	Infrastructure and environmental services	First lien senior secured loan	S +	5.25%	2/2031	0.0%	11,496	11,289	11,352
KENE Acquisition, Inc. (dba Entrust Solutions Group)(1)(2)(12) 28100 Torch Parkway, Suite 400, Warrenville, IL, 60555	Infrastructure and environmental services	First lien senior secured delayed draw term loan	S +	5.25%	2/2031	0.0%	532	482	514
KENE Acquisition, Inc. (dba Entrust Solutions Group)(1)(12) 28100 Torch Parkway, Suite 400, Warrenville, IL, 60555	Infrastructure and environmental services	First lien senior secured revolving loan	S +	5.25%	2/2031	0.0%	—	(27)	(19)
Klarna Holding AB(1)(3) Sveavägen 46, 111 34 Stockholm, Sweden	Financial services	Subordinated Floating Rate Notes	S +	7.00%	4/2034	0.0%	1,000	1,000	1,000
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(1)(4) 701 Brickell Avenue, Miami, FL, 33131	Business services	Perpetual Preferred Stock	S +	10.75% PIK	N/A	0.0%	14,000	19,164	19,423
KOBHG Holdings, L.P. (dba OB Hospitalist) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	Class A Interests	N/A		N/A	1.2%	6,670	6,670	6,102
KPCI Holdings, L.P. 3001 Red Lion Road, Philadelphia, PA, 19114	Healthcare equipment and services	Class A Units	N/A		N/A	1.3%	30,425	32,285	85,003
KPSKY Acquisition, Inc. (dba BluSky)(1)(3) 9110 East Nichols Avenue, Centennial, CO, 80112	Business services	First lien senior secured loan	S +	5.50%	10/2028	0.0%	4,839	4,780	4,439
KPSKY Acquisition, Inc. (dba BluSky)(1)(3)(12) 9110 East Nichols Avenue, Centennial, CO, 80112	Business services	First lien senior secured delayed draw term loan	S +	5.75%	10/2028	0.0%	3	1	(16)
KRIV Acquisition Inc. (dba Riveron)(1)(3) 2515 McKinney Avenue, Dallas, TX, 75201	Financial services	First lien senior secured loan	S +	5.75%	7/2029	0.0%	6,207	6,055	6,207
KRIV Acquisition Inc. (dba Riveron)(1)(12) 2515 McKinney Avenue, Dallas, TX, 75201	Financial services	First lien senior secured revolving loan	S +	5.75%	7/2029	0.0%	—	(19)	—
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(1)(2) 99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured loan	S +	10.50% PIK	7/2030	0.0%	42,154	41,841	42,154
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(1)(3) 600 Park Offices Drive, Research Triangle Park, NC, 27709	Healthcare providers and services	First lien senior secured loan	S +	4.75%	12/2029	0.0%	64,604	63,555	64,604
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(1)(12) 600 Park Offices Drive, Research Triangle Park, NC, 27709	Healthcare providers and services	First lien senior secured revolving loan	S +	4.75%	12/2029	0.0%	—	(136)	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials) 600 Park Offices Drive, Research Triangle Park, NC, 27709	Healthcare providers and services	Class A Interest	N/A		N/A	0.3%	452	4,518	5,121
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(1)(2) 19717 62nd Avenue South, Kent, WA, 98032	Healthcare providers and services	First lien senior secured loan	S +	4.00%	9/2030	0.0%	565	563	562
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(1)(2)(12) 19717 62nd Avenue South, Kent, WA, 98032	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	4.00%	9/2030	0.0%	3	3	3
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(1)(12) 19717 62nd Avenue South, Kent, WA, 98032	Healthcare providers and services	First lien senior secured revolving loan	S +	4.00%	9/2029	0.0%	—	—	—
Lightbeam Bidco, Inc. (dba Lazer Spot)(1)(3) 6525 Shiloh Road, Alpharetta, GA, 30005	Transportation	First lien senior secured loan	S +	5.00%	5/2030	0.0%	4,477	4,478	4,477
Lightbeam Bidco, Inc. (dba Lazer Spot)(1)(12) 6525 Shiloh Road, Alpharetta, GA, 30005	Transportation	First lien senior secured revolving loan	S +	6.25%	5/2029	0.0%	—	(3)	—

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Lignetics Investment Corp.(1)(3) 11101 West 120th Avenue, Broomfield, CO, 80021	Consumer products	First lien senior secured loan	S +	5.50%	11/2027	0.0%	39,409	39,316	39,212
Lignetics Investment Corp.(1)(3)(12) 11101 West 120th Avenue, Broomfield, CO, 80021	Consumer products	First lien senior secured revolving loan	S +	5.50%	10/2026	0.0%	3,451	3,440	3,427
LineStar Integrity Services LLC(1)(3) 4203 Montrose Boulevard, Houston, TX, 77006	Infrastructure and environmental services	First lien senior secured loan	S +	7.25%	2/2026	0.0%	54,878	54,389	52,409
LineStar Integrity Services LLC(1)(3) 4203 Montrose Boulevard, Houston, TX, 77006	Infrastructure and environmental services	First lien senior secured delayed draw term loan	S +	7.25%	2/2026	0.0%	2,583	1,919	2,467
LineStar Integrity Services LLC(1)(3) 4203 Montrose Boulevard, Houston, TX, 77006	Infrastructure and environmental services	First lien senior secured delayed draw term loan	S +	7.25%	2/2026	0.0%	2,583	1,738	2,467
LineStar Integrity Services LLC(1)(3) 4203 Montrose Boulevard, Houston, TX, 77006	Infrastructure and environmental services	First lien senior secured revolving loan	S +	7.25%	2/2026	0.0%	9,903	9,815	9,457
Litera Bidco LLC(1)(2) 550 West Jackson Boulevard, Chicago, IL, 60661	Internet software and services	First lien senior secured loan	S +	5.00%	5/2028	0.0%	123,274	122,741	122,966
Litera Bidco LLC(1)(2)(12) 550 West Jackson Boulevard, Chicago, IL, 60661	Internet software and services	First lien senior secured delayed draw term loan	S +	5.00%	5/2028	0.0%	16,181	16,073	16,140
Litera Bidco LLC(1)(12) 550 West Jackson Boulevard, Chicago, IL, 60661	Internet software and services	First lien senior secured delayed draw term loan	S +	5.00%	5/2028	0.0%	—	—	(36)
Litera Bidco LLC(1)(12) 550 West Jackson Boulevard, Chicago, IL, 60661	Internet software and services	First lien senior secured revolving loan	S +	5.00%	5/2028	0.0%	—	(34)	(20)
Loparex Midco BV(1)(3) 1255 Crescent Green, Cary, NC, 27518	Manufacturing	First lien senior secured loan	S +	6.00%	2/2027	0.0%	794	794	794
LSI Financing 1 DAC(11)(13) Victoria Building, 1-2 Haddington Rd, Dublin, D04 XN32, Ireland	Pharmaceuticals	Preferred equity			12/2029	0.0%	6,174,611	4,746	4,771
LSI Financing LLC(11)(12)(13) 1521 Concord Pike, Suite 201, Wilmington, DE 19803	Pharmaceuticals	Common Equity			11/2074	0.0%	156,003,689	156,004	158,824
Lytx, Inc.(1)(2) 9785 Towne Centre Drive, San Diego, CA, 92121	Transportation	First lien senior secured loan	S +	5.00%	2/2028	0.0%	71,005	71,005	71,005
Maia Aggregator, LP One World Trade Center, New York, NY, 10007	Healthcare equipment and services	Class A-2 Units	N/A		N/A	0.0%	168,539	169	152
Maple Acquisition, LLC (dba Medicus)(1)(4) 22 Roulston Road, Windham, NH, 03087	Healthcare providers and services	First lien senior secured loan	S +	5.25%	5/2031	0.0%	63,543	63,096	63,543
Maple Acquisition, LLC (dba Medicus)(1)(12) 22 Roulston Road, Windham, NH, 03087	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.25%	5/2031	0.0%	—	(42)	—
Maple Acquisition, LLC (dba Medicus)(1)(12) 22 Roulston Road, Windham, NH, 03087	Healthcare providers and services	First lien senior secured revolving loan	S +	5.25%	5/2030	0.0%	—	(61)	—

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Mario Midco Holdings, Inc. (dba Len the Plumber)(1)(2) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	Unsecured facility	S +	10.75% PIK	4/2032	0.0%	5,631	5,536	5,434
Mario Purchaser, LLC (dba Len the Plumber)(1)(2) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured loan	S +	5.75%	4/2029	0.0%	19,585	19,314	19,047
Mario Purchaser, LLC (dba Len the Plumber)(1)(2)(12) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured delayed draw term loan	S +	5.75%	4/2029	0.0%	457	414	372
Mario Purchaser, LLC (dba Len the Plumber)(1)(2)(12) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured revolving loan	S +	5.75%	4/2028	0.0%	414	399	376
Bird Holding B.V. (fka MessageBird Holding B.V.) Trompenburgstraat 2C, 1079 TX Amsterdam, Netherlands	Internet software and services	Extended Series C Warrants	N/A		1/0/1900	0.0%	122,890	753	180
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(11) 358 Saw Mill River Road, Millwood, NY, 10546	Automotive Services	Series A Convertible Preferred Stock		7.00% PIK	N/A	0.0%	193,023	189,900	193,023
MHE Intermediate Holdings, LLC (dba OnPoint Group)(1)(3) 3235 Levis Commons Boulevard, Perrysburg, OH, 43551	Manufacturing	First lien senior secured loan	S +	6.00%	7/2027	0.0%	79,134	78,751	79,134
MHE Intermediate Holdings, LLC (dba OnPoint Group)(1)(3)(12) 3235 Levis Commons Boulevard, Perrysburg, OH, 43551	Manufacturing	First lien senior secured revolving loan	S +	6.00%	7/2027	0.0%	3,107	3,041	3,107
Milan Laser Holdings LLC(1)(3) 17645 Wright Street, Omaha, NE, 68130	Specialty Retail	First lien senior secured loan	S +	5.00%	4/2027	0.0%	23,567	23,462	23,567
Milan Laser Holdings LLC(1)(12) 17645 Wright Street, Omaha, NE, 68130	Specialty Retail	First lien senior secured revolving loan	S +	5.00%	4/2026	0.0%	—	(10)	—
MINDBODY, Inc.(1)(3) 651 Tank Farm Road, San Luis Obispo, CA, 93401	Internet software and services	First lien senior secured loan	S +	7.00%	9/2025	0.0%	62,018	61,989	62,018
MINDBODY, Inc.(1)(12) 651 Tank Farm Road, San Luis Obispo, CA, 93401	Internet software and services	First lien senior secured revolving loan	S +	7.00%	9/2025	0.0%	—	(1)	—
Minerva Holdco, Inc.(11) Boston Landing, Boston, MA, 02135	Healthcare technology	Senior A Preferred Stock		10.75% PIK	N/A	0.0%	7,000	9,439	9,231
Ministry Brands Holdings, LLC(1)(2) 10133 Sherrill Boulevard, Knoxville, TN, 37932	Internet software and services	First lien senior secured loan	S +	5.50%	12/2028	0.0%	756	747	751
Ministry Brands Holdings, LLC(1)(12) 10133 Sherrill Boulevard, Knoxville, TN, 37932	Internet software and services	First lien senior secured revolving loan	S +	5.50%	12/2027	0.0%	—	(1)	(1)
Minotaur Acquisition, Inc. (dba Inspira Financial)(1)(2) 2001 Spring Road, Oak Brook, IL, 60523	Financial services	First lien senior secured loan	S +	5.00%	6/2030	0.0%	172,290	170,577	171,428
Minotaur Acquisition, Inc. (dba Inspira Financial)(1)(12) 2001 Spring Road, Oak Brook, IL, 60523	Financial services	First lien senior secured delayed draw term loan	S +	5.00%	6/2030	0.0%	—	(110)	—
Minotaur Acquisition, Inc. (dba Inspira Financial)(1)(12) 2001 Spring Road, Oak Brook, IL, 60523	Financial services	First lien senior secured revolving loan	S +	5.00%	6/2030	0.0%	—	(135)	(76)
Monotype Imaging Holdings Inc.(1)(3) 600 Unicorn Park Drive, Woburn, MA, 01801	Advertising and media	First lien senior secured loan	S +	5.50%	2/2031	0.0%	113,858	113,078	113,574
Monotype Imaging Holdings Inc.(1)(3)(12) 600 Unicorn Park Drive, Woburn, MA, 01801	Advertising and media	First lien senior secured delayed draw term loan	S +	5.50%	2/2031	0.0%	2,222	2,174	2,216
Monotype Imaging Holdings Inc.(1)(12) 600 Unicorn Park Drive, Woburn, MA, 01801	Advertising and media	First lien senior secured revolving loan	S +	5.50%	2/2030	0.0%	—	(92)	(36)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(3) 11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	0.0%	109,606	109,318	87,685
National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(3)(12) 11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	8.00% (3.00% PIK)	4/2026	0.0%	4,763	4,655	3,596
National Dentex Labs LLC (fka Barracuda Dental LLC)(1) 11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	10.00% PIK	4/2026	0.0%	8,052	8,040	6,361
National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(3)(12) 11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured revolving loan	S +	7.00%	4/2026	0.0%	7,071	7,033	5,057
Natural Partners, LLC(1)(3) 245 Cooper St Ottawa ON K2P 0G2	Healthcare providers and services	First lien senior secured loan	S +	4.50%	11/2027	0.0%	906	895	901
Natural Partners, LLC(1)(3) 245 Cooper St Ottawa ON K2P 0G2	Healthcare providers and services	First lien senior secured loan	S +	4.50%	11/2027	0.0%	326	322	325
Natural Partners, LLC(1)(12) 245 Cooper St Ottawa ON K2P 0G2	Healthcare providers and services	First lien senior secured revolving loan	S +	4.50%	11/2027	0.0%	—	(2)	(1)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(1)(7) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured EUR term loan	E +	5.50%	3/2031	0.0%	€36,249	38,711	36,785
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(1)(12) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured EUR delayed draw term loan	E +	5.50%	3/2031	0.0%	€—	(102)	(182)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(1)(7)(12) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured EUR revolving loan	E +	5.50%	3/2031	0.0%	€860	893	836
Nelipak Holding Company(1)(2) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured loan	S +	5.50%	3/2031	0.0%	19,795	19,521	19,399
Nelipak Holding Company(1)(12) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured delayed draw term loan	E +	5.50%	3/2031	0.0%	€—	(52)	(96)
Nelipak Holding Company(1)(2)(12) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured revolving loan	S +	5.50%	3/2031	0.0%	2,407	2,331	2,293
Nellson Nutraceutical, LLC(1)(2) 5115 East La Palma Avenue, Anaheim, CA, 92807	Food and beverage	First lien senior secured loan	S +	5.75%	12/2025	0.0%	25,567	25,540	25,567
New PLI Holdings, LLC (dba PLI) 1220 Trade Drive, North Las Vegas, NV, 89030	Advertising and media	Class A Common Units	N/A		N/A	89.0%	86,745	48,007	92,705
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(2) 1450 American Lane, Schaumburg, IL, 60173	Financial services	First lien senior secured loan	S +	5.00%	9/2028	0.0%	36,001	35,911	36,001
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(12) 1450 American Lane, Schaumburg, IL, 60173	Financial services	First lien senior secured revolving loan	S +	5.00%	9/2028	0.0%	—	(3)	—
Norvax, LLC (dba GoHealth)(1)(3)(12) 222 West Merchandise Mart Plaza, Chicago, IL, 60654	Insurance	First lien senior secured revolving loan	S +	6.50%	6/2025	0.0%	2,080	2,080	2,080
Notorious Topco, LLC (dba Beauty Industry Group)(1)(3) 1250 North Flyer Way, Salt Lake City, UT, 84116	Specialty Retail	First lien senior secured loan	S +	7.25% (2.50% PIK)	11/2027	0.0%	118,969	118,025	105,883
Notorious Topco, LLC (dba Beauty Industry Group)(1)(12) 1250 North Flyer Way, Salt Lake City, UT, 84116	Specialty Retail	First lien senior secured revolving loan	S +	7.25%	5/2027	0.0%	—	(62)	(1,054)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
OB Hospitalist Group, Inc.(1)(2) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured loan	S +	5.25%	9/2027	0.0%	107,590	106,299	107,321
OB Hospitalist Group, Inc.(1)(12) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured revolving loan	S +	5.50%	9/2027	0.0%	—	(138)	(38)
Offen, Inc.(1)(2) 5100 East, Commerce City, CO, 80022	Distribution	First lien senior secured loan	S +	5.00%	6/2026	0.0%	18,588	18,544	18,588
Ole Smoky Distillery, LLC(1)(2) 903 Parkway, Gatlinburg, TN, 37738	Food and beverage	First lien senior secured loan	S +	5.50%	3/2028	0.0%	859	849	853
Ole Smoky Distillery, LLC(1)(12) 903 Parkway, Gatlinburg, TN, 37738	Food and beverage	First lien senior secured revolving loan	S +	5.25%	3/2028	0.0%	—	(1)	(1)
Pacific BidCo Inc.(1)(4) Otto-Hahn-Strasse, Plankstadt, NE, 68723	Healthcare providers and services	First lien senior secured loan	S +	6.00% (2.05% PIK)	8/2029	0.0%	36,012	35,376	35,112
Par Technology Corporation(1)(2) 8383 Seneca Turnpike, New Hartford, NY, 13413	Food and beverage	First lien senior secured loan	S +	5.00%	7/2029	0.0%	1,286	1,267	1,273
Paradigmatic Holdco LLC (dba Pluralsight)(13) 42 Future Way, Draper, UT, 84020	Education	Common stock	N/A		N/A	5.2%	6,309,550	16,742	16,742
Paris US Holdco, Inc. (dba Precinmac)(1)(2) 79 Prospect Avenue, South Paris, ME, 04281	Professional services	First lien senior secured loan	S +	5.00%	12/2031	0.0%	21,628	21,414	21,412
Paris US Holdco, Inc. (dba Precinmac)(1)(12) 79 Prospect Avenue, South Paris, ME, 04281	Professional services	First lien senior secured delayed draw term loan	S +	5.00%	12/2031	0.0%	—	(28)	(28)
Paris US Holdco, Inc. (dba Precinmac)(1)(12) 79 Prospect Avenue, South Paris, ME, 04281	Professional services	First lien senior secured revolving loan	S +	5.00%	12/2031	0.0%	—	(28)	(28)
Park Place Technologies, LLC(1)(2) 5910 Landerbrook Drive, Cleveland, OH, 44124	Telecommunications	First lien senior secured loan	S +	5.25%	3/2031	0.0%	2,344	2,323	2,333
Park Place Technologies, LLC(1)(12) 5910 Landerbrook Drive, Cleveland, OH, 44124	Telecommunications	First lien senior secured delayed draw term loan	S +	5.25%	3/2031	0.0%	—	(2)	—
Park Place Technologies, LLC(1)(2)(12) 5910 Landerbrook Drive, Cleveland, OH, 44124	Telecommunications	First lien senior secured revolving loan	S +	5.25%	3/2030	0.0%	79	77	78
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(1)(3) 2010 Jimmy Durante Boulevard, Del Mar, CA, 92014	Healthcare equipment and services	First lien senior secured loan	S +	5.25%	1/2028	0.0%	124,840	123,822	124,840
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(1)(12) 2010 Jimmy Durante Boulevard, Del Mar, CA, 92014	Healthcare equipment and services	First lien senior secured revolving loan	S +	5.25%	1/2028	0.0%	—	(60)	—
Patriot Holdings SCSp (dba Corza Health, Inc.) 2010 Jimmy Durante Boulevard, Del Mar, CA, 92014	Healthcare equipment and services	Class B Units	N/A		N/A	1.0%	108,429	162	448
Patriot Holdings SCSp (dba Corza Health, Inc.)(11) 2010 Jimmy Durante Boulevard, Del Mar, CA, 92014	Healthcare equipment and services	Class A Units		8.00% PIK	N/A	1.0%	7,874	10,551	10,498
PCF Holdco, LLC (dba PCF Insurance Services) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	Class A Units	N/A		N/A	2.2%	14,772,724	37,464	69,015
PCF Holdco, LLC (dba PCF Insurance Services)(11) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	Series A Preferred Units		15.00% PIK	2/2032	0.0%	16,644	15,408	19,077
PCF Holdco, LLC (dba PCF Insurance Services) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	Class A Unit Warrants	N/A		N/A	0.1%	1,288,200	4,396	4,065
PCF Midco II, LLC (dba PCF Insurance Services)(11) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	First lien senior secured loan		9.00% PIK	10/2031	0.0%	157,962	149,111	150,459

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
PDI TA Holdings, Inc.(1)(3) 11675 Rainwater Drive, Alpharetta, GA, 30009	Internet software and services	First lien senior secured loan	S +	5.00%	2/2031	0.0%	14,928	14,726	14,779
PDI TA Holdings, Inc.(1)(3)(12) 11675 Rainwater Drive, Alpharetta, GA, 30009	Internet software and services	First lien senior secured delayed draw term loan	S +	5.50%	2/2031	0.0%	1,936	1,896	1,909
PDI TA Holdings, Inc.(1)(12) 11675 Rainwater Drive, Alpharetta, GA, 30009	Internet software and services	First lien senior secured revolving loan	S +	5.50%	2/2031	0.0%	—	(20)	(15)
Peraton Corp.(1)(3) 1875 Explorer Street, Reston, VA, 20190	Aerospace and defense	Second lien senior secured loan	S +	7.75%	2/2029	0.0%	45,899	45,471	36,994
PerkinElmer U.S. LLC(1)(2) 710 Bridgeport Ave, Shelton, CT, 06484	Healthcare equipment and services	First lien senior secured loan	S +	5.00%	3/2029	0.0%	19,257	19,249	19,210
PerkinElmer U.S. LLC(1)(2)(12) 710 Bridgeport Ave, Shelton, CT, 06484	Healthcare equipment and services	First lien senior secured delayed draw term loan	S +	5.00%	3/2029	0.0%	2,944	2,911	2,937
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(1)(2) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	First lien senior secured loan	S +	5.50%	11/2028	0.0%	108,621	108,621	108,621
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(1)(12) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	First lien senior secured revolving loan	S +	6.00%	11/2027	0.0%	—	(29)	—
PetVet Care Centers, LLC(1)(2) One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	First lien senior secured loan	S +	6.00%	11/2030	0.0%	107,126	106,180	102,573
PetVet Care Centers, LLC(1)(12) One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	6.00%	11/2030	0.0%	—	(59)	(459)
PetVet Care Centers, LLC(1)(12) One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	First lien senior secured revolving loan	S +	6.00%	11/2029	0.0%	—	(125)	(630)
Phantom Purchaser, Inc.(1)(3) 150 Hilton Drive, Jeffersonville, IN, 47130	Healthcare providers and services	First lien senior secured loan	S +	5.00%	9/2031	0.0%	29,258	28,974	29,038
Phantom Purchaser, Inc.(1)(12) 150 Hilton Drive, Jeffersonville, IN, 47130	Healthcare providers and services	First lien senior secured revolving loan	S +	5.00%	9/2031	0.0%	—	(36)	(28)
PHM Netherlands Midco B.V. (dba Loparex)(1)(3) 1255 Crescent Green, Cary, NC, 27518	Manufacturing	Second lien senior secured loan	S +	8.75%	7/2027	0.0%	112,000	108,681	101,640
PHM Netherlands Midco B.V. (dba Loparex)(1)(3) 1255 Crescent Green, Cary, NC, 27518	Manufacturing	Second lien senior secured loan	S +	8.50%	7/2027	0.0%	21,000	20,029	20,003
Physician Partners, LLC(1)(3) 601 South Harbour Island Boulevard, Tampa, FL, 33602	Healthcare providers and services	First lien senior secured loan	S +	4.00%	12/2028	0.0%	9,725	3,979	6,467
Ping Identity Holding Corp.(1)(3) 1001 17th Street, Denver, CO, 80202	Business services	First lien senior secured loan	S +	4.75%	10/2029	0.0%	904	902	904
Ping Identity Holding Corp.(1)(12) 1001 17th Street, Denver, CO, 80202	Business services	First lien senior secured revolving loan	S +	4.75%	10/2028	0.0%	—	—	—
Plasma Buyer LLC (dba PathGroup)(1)(3) 5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured loan	S +	5.75%	5/2029	0.0%	665	656	657
Plasma Buyer LLC (dba PathGroup)(1)(3)(12) 5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	6.25%	5/2029	0.0%	20	20	20
Plasma Buyer LLC (dba PathGroup)(1)(3)(12) 5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured revolving loan	S +	5.75%	5/2028	0.0%	42	42	41

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Pluralsight, LLC(1)(3)(13) 42 Future Way, Draper, UT, 84020	Education	First lien senior secured loan	S +	7.50% PIK	8/2029	0.0%	19,539	19,539	19,539
Pluralsight, LLC(1)(3)(13) 42 Future Way, Draper, UT, 84020	Education	First lien senior secured loan	S +	4.50% (1.50% PIK)	8/2029	0.0%	19,001	19,001	19,001
Pluralsight, LLC(1)(12)(13) 42 Future Way, Draper, UT, 84020	Education	First lien senior secured delayed draw term loan	S +	4.50% (1.50% PIK)	8/2029	0.0%	—	—	—
Pluralsight, LLC(1)(12)(13) 42 Future Way, Draper, UT, 84020	Education	First lien senior secured revolving loan	S +	4.50%	8/2029	0.0%	—	—	—
PPT Holdings III, LLC (dba Park Place Technologies)(11) 5910 Landerbrook Drive, Cleveland, OH, 44124	Telecommunications	First lien senior secured loan		12.75% PIK	3/2034	0.0%	827	809	817
PPV Intermediate Holdings, LLC(1)(3) 141 Longwater Drive, Norwell, MA, 02061	Healthcare providers and services	First lien senior secured loan	S +	5.75%	8/2029	0.0%	928	914	928
PPV Intermediate Holdings, LLC(1)(3) 141 Longwater Drive, Norwell, MA, 02061	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	6.00%	8/2029	0.0%	57	57	57
PPV Intermediate Holdings, LLC(1)(12) 141 Longwater Drive, Norwell, MA, 02061	Healthcare providers and services	First lien senior secured revolving loan	S +	5.75%	8/2029	0.0%	—	(1)	—
Pregis Topco LLC(1)(2) 227 West Monroe Street, Chicago, IL, 60606	Containers and packaging	Second lien senior secured loan	S +	6.91%	8/2029	0.0%	160,000	158,240	160,000
Premier Imaging, LLC (dba LucidHealth)(1)(3) 100 East Campus View Boulevard, Columbus, OH, 43235	Healthcare providers and services	First lien senior secured loan	S +	6.00% (6.47% PIK)	3/2026	0.0%	47,579	47,579	44,130
Premise Health Holding Corp.(1)(3) 5500 Maryland Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured loan	S +	5.50%	3/2031	0.0%	47,316	46,667	47,198
Premise Health Holding Corp.(1)(12) 5500 Maryland Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured revolving loan	S +	5.50%	2/2030	0.0%	—	(71)	(14)
Project Alpine Co-Invest Fund, LP 1450 Brickell Avenue, Miami, FL, 33131	Internet software and services	LP Interest	N/A		N/A	0.1%	10,000	10,007	13,132
Project Hotel California Co-Invest Fund, L.P. 11120 Four Points Drive, Austin, TX, 78726	Internet software and services	LP Interest	N/A		N/A	0.0%	2,685	2,687	3,092
PS Op Holdings LLC (fka QC Supply, LLC) 574 Road 11, Schuyler, NE 68661	Distribution	Class A Common Units	N/A		N/A	33.1%	248,271	4,300	—
PS Operating Company LLC (fka QC Supply, LLC)(1)(3) 574 Road 11, Schuyler, NE 68661	Distribution	First lien senior secured loan	S +	6.00% PIK	12/2026	0.0%	15,292	13,366	2,638
PS Operating Company LLC (fka QC Supply, LLC)(1)(3)(12) 574 Road 11, Schuyler, NE 68661	Distribution	First lien senior secured revolving loan	S +	6.00% PIK	12/2026	0.0%	4,772	4,355	278
Pye-Barker Fire & Safety, LLC(1)(3) 2500 Northwinds Parkway, Alpharetta, GA, 30009	Business services	First lien senior secured loan	S +	4.50%	5/2031	0.0%	100,985	100,512	100,733
Pye-Barker Fire & Safety, LLC(1)(3)(12) 2500 Northwinds Parkway, Alpharetta, GA, 30009	Business services	First lien senior secured delayed draw term loan	S +	4.50%	5/2031	0.0%	32,870	32,500	32,788
Pye-Barker Fire & Safety, LLC(1)(3)(12) 2500 Northwinds Parkway, Alpharetta, GA, 30009	Business services	First lien senior secured revolving loan	S +	4.50%	5/2030	0.0%	2,435	2,348	2,386
QAD, Inc.(1)(2) 101 Innovation Place, Santa Barbara, CA, 93108	Internet software and services	First lien senior secured loan	S +	4.75%	11/2027	0.0%	26,450	26,450	26,384
QAD, Inc.(1)(12) 101 Innovation Place, Santa Barbara, CA, 93108	Internet software and services	First lien senior secured revolving loan	S +	4.75%	11/2027	0.0%	—	—	(9)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Quva Pharma, Inc.(1)(4) 3 Sugar Creek Center Boulevard, Sugar Land, TX, 77478	Healthcare providers and services	First lien senior secured loan	S +	5.50%	4/2028	0.0%	51,967	51,096	51,447
Quva Pharma, Inc.(1)(4)(12) 3 Sugar Creek Center Boulevard, Sugar Land, TX, 77478	Healthcare providers and services	First lien senior secured revolving loan	S +	5.50%	4/2026	0.0%	3,360	3,329	3,320
Relativity ODA LLC(1)(2) 231 South LaSalle Street, Chicago, IL, 60604	Professional services	First lien senior secured loan	S +	4.50%	5/2029	0.0%	76,621	76,331	76,429
Relativity ODA LLC(1)(12) 231 South LaSalle Street, Chicago, IL, 60604	Professional services	First lien senior secured revolving loan	S +	4.50%	5/2029	0.0%	—	(24)	(16)
Rhea Acquisition Holdings, LP 1 Technology Circle, Columbia, SC, 29203	Healthcare equipment and services	Series A-2 Units	N/A		N/A	0.0%	119,048	119	144
Rhea Parent, Inc.(1)(3) 1 Technology Circle, Columbia, SC, 29203	Healthcare equipment and services	First lien senior secured loan	S +	4.75%	12/2030	0.0%	33,613	33,512	33,509
Rhea Parent, Inc.(1)(12) 1 Technology Circle, Columbia, SC, 29203	Healthcare equipment and services	First lien senior secured revolving loan	S +	4.75%	12/2030	0.0%	—	(58)	(58)
RL Datix Holdings (USA), Inc.(1)(4) 311 South Wacker Drive, Chicago, IL, 60606	Healthcare technology	First lien senior secured loan	S +	5.50%	4/2031	0.0%	42,737	42,340	42,523
RL Datix Holdings (USA), Inc.(1)(12) 311 South Wacker Drive, Chicago, IL, 60606	Healthcare technology	First lien senior secured delayed draw term loan	S +	5.50%	4/2031	0.0%	—	—	—
RL Datix Holdings (USA), Inc.(1)(9)(12) 311 South Wacker Drive, Chicago, IL, 60606	Healthcare technology	First lien senior secured revolving loan	SA +	5.50%	10/2030	0.0%	£852	991	1,024
RL Datix Holdings (USA), Inc.(1)(9) 311 South Wacker Drive, Chicago, IL, 60606	Healthcare technology	First lien senior secured GBP term loan	SA +	5.50%	4/2031	0.0%	£19,791	24,491	24,663
Rocket BidCo, Inc. (dba Recochem)(1)(3) 850 Montee de Liesse Road, Saint-Laurent, QC H4T 1P4, Canada	Chemicals	First lien senior secured loan	S +	5.75%	11/2030	0.0%	197,500	193,793	195,525
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(11) One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	Series A Preferred Stock		15.00% PIK	11/2033	0.0%	12,183	13,912	13,092
Rushmore Investment III LLC (dba Winland Foods)(1)(3) 2015 Spring Road, Oak Brook, IL, 60523	Food and beverage	First lien senior secured loan	S +	5.00%	10/2030	0.0%	274,119	271,603	274,119
SailPoint Technologies Holdings, Inc.(1)(3) 11120 Four Points Drive, Austin, TX, 78726	Internet software and services	First lien senior secured loan	S +	6.00%	8/2029	0.0%	29,853	29,387	29,853
SailPoint Technologies Holdings, Inc.(1)(12) 11120 Four Points Drive, Austin, TX, 78726	Internet software and services	First lien senior secured revolving loan	S +	6.00%	8/2028	0.0%	—	(53)	—
Salinger Bidco Inc. (dba Surgical Information Systems)(1)(2) 8000 Avalon Boulevard, Alpharetta, GA, 30009	Healthcare technology	First lien senior secured loan	S +	5.75%	8/2031	0.0%	31,242	30,791	31,164
Salinger Bidco Inc. (dba Surgical Information Systems)(1)(12) 8000 Avalon Boulevard, Alpharetta, GA, 30009	Healthcare technology	First lien senior secured delayed draw term loan	S +	5.75%	8/2031	0.0%	—	(18)	—
Salinger Bidco Inc. (dba Surgical Information Systems)(1)(12) 8000 Avalon Boulevard, Alpharetta, GA, 30009	Healthcare technology	First lien senior secured revolving loan	S +	5.75%	5/2031	0.0%	—	(43)	(8)
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(3) 1 Tower Lane, Oakbrook Terrace, IL, 60181	Food and beverage	First lien senior secured loan	S +	4.50%	7/2025	0.0%	42,504	42,421	42,185
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(3)(12) 1 Tower Lane, Oakbrook Terrace, IL, 60181	Food and beverage	First lien senior secured revolving loan	S +	4.50%	7/2025	0.0%	3,804	3,804	3,736

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Securonix, Inc.(1)(3) 5080 Spectrum Drive, Addison, TX, 75001	Internet software and services	First lien senior secured loan	S +	7.75% (3.75% PIK)	4/2028	0.0%	847	842	735
Securonix, Inc.(1)(3)(12) 5080 Spectrum Drive, Addison, TX, 75001	Internet software and services	First lien senior secured revolving loan	S +	7.00%	4/2028	0.0%	3	3	(17)
Sensor Technology Topco, Inc. (dba Humanetics)(1)(3) 23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured loan	S +	7.00%	5/2028	0.0%	65,461	65,227	65,789
Sensor Technology Topco, Inc. (dba Humanetics)(1) 23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured EUR term loan	E +	7.25%	5/2028	0.0%	€11,824	12,800	12,305
Sensor Technology Topco, Inc. (dba Humanetics)(1)(3)(12) 23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured delayed draw term loan	S +	7.00%	5/2028	0.0%	218	218	219
Sensor Technology Topco, Inc. (dba Humanetics)(1)(12) 23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured EUR delayed draw term loan	E +	7.25%	5/2028	0.0%	€44	47	46
Sensor Technology Topco, Inc. (dba Humanetics)(1)(2)(12) 23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured revolving loan	S +	6.50%	5/2028	0.0%	3,675	3,656	3,691
Severin Acquisition, LLC (dba PowerSchool)(1)(2) 150 Parkshore Drive, Folsom, CA, 95630	Education	First lien senior secured loan	S +	5.00% (2.25% PIK)	10/2031	0.0%	752	745	745
Severin Acquisition, LLC (dba PowerSchool)(1)(12) 150 Parkshore Drive, Folsom, CA, 95630	Education	First lien senior secured delayed draw term loan	S +	4.75%	10/2031	0.0%	—	(1)	(1)
Severin Acquisition, LLC (dba PowerSchool)(1)(12) 150 Parkshore Drive, Folsom, CA, 95630	Education	First lien senior secured revolving loan	S +	4.75%	10/2031	0.0%	—	(1)	(1)
Simplicity Financial Marketing Group Holdings, Inc.(1)(3) 86 Summit Avenue, Summit, NJ, 07901	Insurance	First lien senior secured loan	S +	5.00%	12/2031	0.0%	30,893	30,584	30,584
Simplicity Financial Marketing Group Holdings, Inc.(1)(12) 86 Summit Avenue, Summit, NJ, 07901	Insurance	First lien senior secured delayed draw term loan	S +	5.00%	12/2031	0.0%	—	(41)	(41)
Simplicity Financial Marketing Group Holdings, Inc.(1)(12) 86 Summit Avenue, Summit, NJ, 07901	Insurance	First lien senior secured revolving loan	S +	5.00%	12/2031	0.0%	—	(41)	(41)
SimpliSafe Holding Corporation(1)(2) 100 Summer Street, Boston, MA, 02108	Household products	First lien senior secured loan	S +	6.25%	5/2028	0.0%	6,785	6,698	6,785
Sitecore Holding III A/S(1)(3) 101 California StreetFloor 16, San Francisco, CA, 94111	Internet software and services	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	0.0%	4,290	4,265	4,290
Sitecore Holding III A/S(1) 101 California StreetFloor 16, San Francisco, CA, 94111	Internet software and services	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	0.0%	€25,002	26,219	25,889
Sitecore USA, Inc.(1)(3) 101 California StreetFloor 16, San Francisco, CA, 94111	Internet software and services	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	0.0%	25,865	25,713	25,865
Smarsh Inc.(1)(3) 851 South West 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured loan	S +	5.75%	2/2029	0.0%	762	757	762
Smarsh Inc.(1)(3)(12) 851 South West 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured delayed draw term loan	S +	5.75%	2/2029	0.0%	95	94	95
Smarsh Inc.(1)(2)(12) 851 South West 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured revolving loan	S +	5.75%	2/2029	0.0%	3	3	3

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Soliant Lower Intermediate, LLC (dba Soliant)(1)(12) 5550 Peachtree Parkway, Peachtree Corner, GA, 30092	Healthcare providers and services	First lien senior secured revolving loan	S +	3.75%	6/2031	0.0%	—	—	(22)
Sonny's Enterprises, LLC(1)(3) 5870 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured loan	S +	5.50%	8/2028	0.0%	236,578	234,707	235,395
Sonny's Enterprises, LLC(1)(3)(12) 5870 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured delayed draw term loan	S +	5.50%	8/2028	0.0%	1,885	1,796	1,876
Sonny's Enterprises, LLC(1)(3)(12) 5870 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured revolving loan	S +	5.50%	8/2027	0.0%	4,744	4,645	4,649
Space Exploration Technologies Corp. 1 Rocket Road, Hawthorne, CA, 90250	Aerospace and defense	Class A Common Stock	N/A		N/A	0.0%	46,605	2,557	8,337
Space Exploration Technologies Corp. 1 Rocket Road, Hawthorne, CA, 90250	Aerospace and defense	Class C Common Stock	N/A		N/A	0.0%	9,360	446	1,674
Spaceship Purchaser, Inc. (dba Squarespace)(1)(3) 225 Varick Street, New York, NY, 10014	Internet software and services	First lien senior secured loan	S +	5.00%	10/2031	0.0%	3,506	3,488	3,488
Spaceship Purchaser, Inc. (dba Squarespace)(1)(12) 225 Varick Street, New York, NY, 10014	Internet software and services	First lien senior secured delayed draw term loan	S +	5.00%	10/2031	0.0%	—	(1)	(1)
Spaceship Purchaser, Inc. (dba Squarespace)(1)(12) 225 Varick Street, New York, NY, 10014	Internet software and services	First lien senior secured delayed draw term loan	S +	5.00%	10/2031	0.0%	—	—	—
Spaceship Purchaser, Inc. (dba Squarespace)(1)(12) 225 Varick Street, New York, NY, 10014	Internet software and services	First lien senior secured revolving loan	S +	5.00%	10/2031	0.0%	—	(2)	(2)
Spotless Brands, LLC(1)(4) 1 Mid America Plaza, Oakbrook Terrace, IL, 60181	Automotive Services	First lien senior secured loan	S +	5.75%	7/2028	0.0%	47,511	46,885	47,393
Spotless Brands, LLC(1)(12) 1 Mid America Plaza, Oakbrook Terrace, IL, 60181	Automotive Services	First lien senior secured revolving loan	S +	5.75%	7/2028	0.0%	—	(15)	(3)
STS PARENT, LLC (dba STS Aviation Group)(1)(2) 2000 Northeast Jensen Beach Boulevard, Jensen Beach, FL, 34957	Aerospace and defense	First lien senior secured loan	S +	5.00%	10/2031	0.0%	94,950	94,480	94,475
STS PARENT, LLC (dba STS Aviation Group)(1)(12) 2000 Northeast Jensen Beach Boulevard, Jensen Beach, FL, 34957	Aerospace and defense	First lien senior secured delayed draw term loan	S +	5.00%	10/2031	0.0%	—	(66)	(66)
STS PARENT, LLC (dba STS Aviation Group)(1)(2)(12) 2000 Northeast Jensen Beach Boulevard, Jensen Beach, FL, 34957	Aerospace and defense	First lien senior secured revolving loan	S +	5.00%	10/2030	0.0%	4,879	4,827	4,827
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(11) 1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Human resource support services	Series A Preferred Stock		10.50% PIK	N/A	0.0%	38,500	52,839	42,272
Swipe Acquisition Corporation (dba PLI)(1)(2) 1220 Trade Drive, North Las Vegas, NV, 89030	Advertising and media	First lien senior secured loan	S +	8.00%	11/2027	0.0%	72,529	72,496	72,529
Swipe Acquisition Corporation (dba PLI)(1)(2) 1220 Trade Drive, North Las Vegas, NV, 89030	Advertising and media	First lien senior secured loan	S +	5.00%	11/2027	0.0%	29,364	29,126	29,120
Swipe Acquisition Corporation (dba PLI)(1)(2)(12) 1220 Trade Drive, North Las Vegas, NV, 89030	Advertising and media	First lien senior secured revolving loan	S +	5.00%	11/2027	0.0%	6,229	6,121	6,118

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
SWK BUYER, Inc. (dba Stonewall Kitchen)(1)(3) 2 Stonewall Lane, York, ME, 03909	Consumer products	First lien senior secured loan	S +	5.25%	3/2029	0.0%	737	728	715
SWK BUYER, Inc. (dba Stonewall Kitchen)(1)(12) 2 Stonewall Lane, York, ME, 03909	Consumer products	First lien senior secured revolving loan	S +	5.25%	3/2029	0.0%	—	(1)	(2)
Tall Tree Foods, Inc.(1)(3) 750 West Lake Cook Road, , Chicago, IL, 60089	Food and beverage	First lien senior secured loan	S +	9.40% PIK	3/2025	0.0%	65,139	47,452	31,755
Tall Tree Foods, Inc.(1)(3)(12) 400 Hamilton Avenue, Palo Alto, CA, 94301	Food and beverage	First lien senior secured delayed draw term loan	S +	9.25% PIK	3/2025	0.0%	3,926	1,512	1,640
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(1)(3) 3207 Grey Hawk Court, Carlsbad, CA, 92010	Infrastructure and environmental services	First lien senior secured loan	S +	5.75%	3/2028	0.0%	1,013	1,001	1,009
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(1)(12) 3207 Grey Hawk Court, Carlsbad, CA, 92010	Infrastructure and environmental services	First lien senior secured revolving loan	S +	5.75%	3/2028	0.0%	—	(1)	(1)
TBRS, Inc. (dba TEAM Technologies)(1)(3) 5949 Commerce Boulevard, Morristown, TN, 37814	Healthcare equipment and services	First lien senior secured loan	S +	4.75%	11/2031	0.0%	28,085	27,945	27,945
TBRS, Inc. (dba TEAM Technologies)(1)(12) 5949 Commerce Boulevard, Morristown, TN, 37814	Healthcare equipment and services	First lien senior secured delayed draw term loan	S +	4.75%	11/2031	0.0%	—	(19)	(19)
TBRS, Inc. (dba TEAM Technologies)(1)(3)(12) 5949 Commerce Boulevard, Morristown, TN, 37814	Healthcare equipment and services	First lien senior secured revolving loan	S +	4.75%	11/2030	0.0%	255	234	234
Tempo Buyer Corp. (dba Global Claims Services)(1)(3) 6745 Philips Industrial Blvd, Jacksonville, FL, 32256	Insurance	First lien senior secured loan	S +	4.75%	8/2028	0.0%	1,056	1,043	1,056
Tempo Buyer Corp. (dba Global Claims Services)(1)(12) 6745 Philips Industrial Blvd, Jacksonville, FL, 32256	Insurance	First lien senior secured revolving loan	S +	3.75%	8/2027	0.0%	—	(1)	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)(1)(2) 222 South Main Street, Salt Lake City, UT, 84101	Food and beverage	First lien senior secured loan	S +	7.50% (3.90% PIK)	9/2026	0.0%	207,980	207,031	207,980
The Better Being Co., LLC (fka Nutraceutical International Corporation)(1)(12) 222 South Main Street, Salt Lake City, UT, 84101	Food and beverage	First lien senior secured revolving loan	S +	7.50% (3.90% PIK)	9/2026	0.0%	870	840	870
The Shade Store, LLC(1)(3) 21 Abendroth Avenue, Port Chester, NY, 10573	Specialty Retail	First lien senior secured loan	S +	6.00%	10/2029	0.0%	38,990	37,565	38,015
The Shade Store, LLC(1)(3)(12) 21 Abendroth Avenue, Port Chester, NY, 10573	Specialty Retail	First lien senior secured revolving loan	S +	6.00%	10/2028	0.0%	965	849	864
THG Acquisition, LLC (dba Hilb)(1)(2) 6802 Paragon Place, Richmond, VA, 23230	Insurance	First lien senior secured loan	S +	4.75%	10/2031	0.0%	29,601	29,314	29,305
THG Acquisition, LLC (dba Hilb)(1)(12) 6802 Paragon Place, Richmond, VA, 23230	Insurance	First lien senior secured delayed draw term loan	S +	4.75%	10/2031	0.0%	—	(32)	(33)
THG Acquisition, LLC (dba Hilb)(1)(2)(12) 6802 Paragon Place, Richmond, VA, 23230	Insurance	First lien senior secured revolving loan	S +	4.75%	10/2031	0.0%	245	213	212

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(3) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	First lien senior secured loan	S +	5.50%	6/2028	0.0%	68,116	67,735	68,116
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(12) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	First lien senior secured revolving loan	S +	5.50%	6/2027	0.0%	—	(27)	—
Thunder Topco L.P. (dba Vector Solutions) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	Common Units	N/A		N/A	0.4%	3,829,614	3,830	4,556
Tivity Health, Inc.(1)(2) 4031 Aspen Grove Drive, Franklin, TN, 37067	Healthcare providers and services	First lien senior secured loan	S +	5.00%	6/2029	0.0%	494	494	494
Troon Golf, L.L.C.(1)(3) 15044 North Scottsdale Road, Scottsdale, AZ, 85254	Leisure and entertainment	First lien senior secured loan	S +	4.50%	8/2028	0.0%	40,425	40,425	40,425
Troon Golf, L.L.C.(1)(3)(12) 15044 North Scottsdale Road, Scottsdale, AZ, 85254	Leisure and entertainment	First lien senior secured delayed draw term loan	S +	4.50%	8/2028	0.0%	3,124	3,094	3,124
Troon Golf, L.L.C.(1)(6)(12) 15044 North Scottsdale Road, Scottsdale, AZ, 85254	Leisure and entertainment	First lien senior secured revolving loan	P +	4.50%	8/2028	0.0%	195	195	195
Truist Insurance Holdings, LLC(1)(12) 214 North Tryon Street, Charlotte, NC, 28202	Insurance	First lien senior secured revolving loan	S +	3.25%	5/2029	0.0%	—	—	—
Unified Women's Healthcare, LP(1)(3) 4010 West Boy Scout Boulevard, Tampa, FL, 33607	Healthcare providers and services	First lien senior secured loan	S +	5.25%	6/2029	0.0%	25,666	25,497	25,666
Unified Women's Healthcare, LP(1)(2)(12) 4010 West Boy Scout Boulevard, Tampa, FL, 33607	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.25%	6/2029	0.0%	8,812	8,748	8,812
Unified Women's Healthcare, LP(1)(12) 4010 West Boy Scout Boulevard, Tampa, FL, 33607	Healthcare providers and services	First lien senior secured revolving loan	S +	5.25%	6/2029	0.0%	—	—	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(1)(2) 99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured loan	S +	5.00%	12/2029	0.0%	37,914	37,734	37,914
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(1)(12) 99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured revolving loan	S +	5.00%	12/2029	0.0%	—	(20)	—
Valence Surface Technologies LLC(1)(3) 300 Continental Boulevard, El Segundo, CA, 90245	Aerospace and defense	First lien senior secured loan	S +	7.75% (3.88% PIK)	12/2026	0.0%	146,744	146,565	137,940
Valence Surface Technologies LLC(1)(3)(12) 300 Continental Boulevard, El Segundo, CA, 90245	Aerospace and defense	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	12/2026	0.0%	11,765	11,753	11,056
Velocity HoldCo III Inc. (dba VelocityEHS)(1)(3) 222 Merchandise Mart Plaza, Chicago, IL, 60654	Chemicals	First lien senior secured loan	S +	5.50%	4/2027	0.0%	21,546	21,328	21,546
Velocity HoldCo III Inc. (dba VelocityEHS)(1)(12) 222 Merchandise Mart Plaza, Chicago, IL, 60654	Chemicals	First lien senior secured revolving loan	S +	5.50%	4/2026	0.0%	—	(8)	—
Vensure Employer Services, Inc.(1)(3) 1475 South Price Road, Chandler, AZ, 85224	Professional services	First lien senior secured loan	S +	5.00%	9/2031	0.0%	810	802	802
Vensure Employer Services, Inc.(1)(3)(12) 1475 South Price Road, Chandler, AZ, 85224	Professional services	First lien senior secured delayed draw term loan	S +	5.00%	9/2031	0.0%	18	17	17
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(11) 651 Tank Farm Road, San Luis Obispo, CA, 93401	Internet software and services	Series A Preferred Stock		17.00% (10.00% PIK)	N/A	0.0%	21,250	25,029	26,281

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Vermont Aus Pty Ltd(1) Quarter One, Level 2, 1 Epping Road, North Ryde, New South Wales, 2113 Australia	Healthcare providers and services	First lien senior secured AUD term loan	BB +	5.75%	3/2028	0.0%	A$1,298	880	799
Vessco Midco Holdings, LLC(1)(2) 8217 Upland Circle, Chanhassen, MN, 55317	Infrastructure and environmental services	First lien senior secured loan	S +	4.75%	7/2031	0.0%	37,696	37,336	37,508
Vessco Midco Holdings, LLC(1)(4)(12) 8217 Upland Circle, Chanhassen, MN, 55317	Infrastructure and environmental services	First lien senior secured delayed draw term loan	S +	4.75%	7/2031	0.0%	3,309	3,234	3,292
Vessco Midco Holdings, LLC(1)(12) 8217 Upland Circle, Chanhassen, MN, 55317	Infrastructure and environmental services	First lien senior secured revolving loan	S +	4.75%	7/2031	0.0%	—	(39)	(21)
Vital Bidco AB (dba Vitamin Well)(1)(3) Sturegatan 11, 114 36 Stockholm	Food and beverage	First lien senior secured loan	S +	4.50%	10/2031	0.0%	47,843	47,185	47,173
Vital Bidco AB (dba Vitamin Well)(1)(2)(12) Sturegatan 11, 114 36 Stockholm	Food and beverage	First lien senior secured revolving loan	S +	4.50%	10/2030	0.0%	2,725	2,584	2,580
Walker Edison Furniture Company LLC(1)(3) 1553 West 9000 South, West Jordan, UT, 84088	Household products	First lien senior secured loan	S +	6.75% PIK	3/2027	0.0%	31,314	23,491	4,227
Walker Edison Furniture Company LLC(1)(3)(12) 1553 West 9000 South, West Jordan, UT, 84088	Household products	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	0.0%	7,161	6,745	724
Walker Edison Furniture Company LLC(1)(3)(12) 1553 West 9000 South, West Jordan, UT, 84088	Household products	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	0.0%	984	984	237
Walker Edison Furniture Company LLC(1)(3) 1553 West 9000 South, West Jordan, UT, 84088	Household products	First lien senior secured revolving loan	S +	6.75% PIK	3/2027	0.0%	11,241	11,255	7,223
Walker Edison Holdco LLC 1553 West 9000 South, West Jordan, UT, 84088	Household products	Common Units	N/A		N/A	28.1%	245,906	23,762	—
When I Work, Inc.(1)(3) 420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	First lien senior secured loan	S +	5.50%	11/2027	0.0%	5,985	5,959	5,776
When I Work, Inc.(1)(12) 420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	First lien senior secured revolving loan	S +	5.50%	11/2027	0.0%	—	(4)	(32)
Windows Entities 40 West 57th Street, New York, NY, 10019	Manufacturing	LLC Units	N/A		N/A	22.5%	31,844	60,319	138,628
Wingspire Capital Holdings LLC(12) 8000 Avalon Blvd., Suite 100, Alpharetta, GA 30009	Asset Based Lending and Fund Finance	LLC Interest			5/2029	0.0%	431,405	431,405	508,887
WMC Bidco, Inc. (dba West Monroe)(11) 222 West Adams Street, Chicago, IL, 60606	Internet software and services	Senior Preferred Stock		11.25% PIK	11/2028	0.0%	16,692	23,491	23,240
WP Irving Co-Invest, L.P. 11511 Reed Hartman Highway, Blue Ash, OH, 45241	Healthcare technology	Partnership Units	N/A		N/A	0.0%	1,250,000	959	1,276
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(3) 705 Tri-State Parkway, Gurnee, IL, 60031	Consumer products	First lien senior secured loan	S +	5.00%	3/2027	0.0%	198,440	197,462	198,440
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(3)(12) 705 Tri-State Parkway, Gurnee, IL, 60031	Consumer products	First lien senior secured delayed draw term loan	S +	5.00%	3/2027	0.0%	34,573	34,223	34,573
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(3)(12) 705 Tri-State Parkway, Gurnee, IL, 60031	Consumer products	First lien senior secured revolving loan	S +	5.00%	3/2027	0.0%	8,793	8,755	8,793
XOMA Corporation 2200 Powell Street, Emeryville, CA, 94608	Healthcare providers and services	Warrants	N/A		N/A	0.0%	30,000	205	349

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Zendesk, Inc.(1)(3) 989 Market Street, San Francisco, CA, 94103	Internet software and services	First lien senior secured loan	S +	5.00%	11/2028	0.0%	71,044	70,083	71,044
Zendesk, Inc.(1)(12) 989 Market Street, San Francisco, CA, 94103	Internet software and services	First lien senior secured delayed draw term loan	S +	5.00%	11/2028	0.0%	—	(417)	—
Zendesk, Inc.(1)(12) 989 Market Street, San Francisco, CA, 94103	Internet software and services	First lien senior secured revolving loan	S +	5.00%	11/2028	0.0%	—	(92)	—
Zoro TopCo, Inc. (dba Zendesk, Inc.)(1)(3) 989 Market Street, San Francisco, CA, 94103	Internet software and services	Series A Preferred Equity	S +	9.50% PIK	N/A	0.0%	9,554	12,110	12,404
Zoro TopCo, L.P. (dba Zendesk, Inc.) 989 Market Street, San Francisco, CA, 94103	Internet software and services	Class A Common Units	N/A		N/A	0.1%	796,165	7,962	8,669
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
(2)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(3)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2024 was 4.31%.
(4)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2024 was 4.25%.
(5)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2024 was 4.18%
(6)The interest rate on these loans is subject to Prime, which as of December 31, 2024 was 7.50%.
(7)The interest rate on this loan is subject to 1 month EURIBOR, which as of December 31, 2024 was 2.85%.
(8)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2024 was 2.71%.
(9)The interest rate on this loan is subject to SONIA, which as of December 31, 2024 was 4.70%.
(10)The interest rate on this loan is subject to 3 month BBSY, which as of December 31, 2024 was 4.42%.
(11)Investment contains a fixed-rate structure.
(12)Position or portion thereof is an unfunded loan commitment. See “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Note 7. Commitments and Contingencies.”
(13)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities (“non-controlled affiliate”).
(14)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.

Specialty Financing Portfolio Companies
Wingspire
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We made our initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase our total commitment to $500 million.
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2024 our commitment to Amergin AssetCo is $229.6 million, of which $138.9 million is equity and $90.7 million is debt. As of December 31,

2024, the fair market value of our investment in Amergin Asset Management, LLC was $0.8 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of December 31, 2024 our investment in Fifth Season was $223.3 million at fair value. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of December 31, 2024, the fair value of our investment in LSI Financing DAC was $4.8 million and our total commitment was $4.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, we redeemed a portion of our interest in LSI Financing 1 DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2024, the fair value of our investment in LSI Financing LLC was $158.8 million and our total commitment was $159.2 million. We do not consolidate our equity interest in LSI Financing LLC.
Joint Ventures
Blue Owl Credit SLF LLC
On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
    Refer to Exhibit 99.2 for Credit SLF's Supplemental Financial Information.
Results of Operations
The below table presents our operating results for the following periods:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Total Investment Income	$1,596.8	$1,582.1	$1,202.0
Less: Operating expenses	844.1	815.7	639.5
Net Investment Income (Loss) Before Taxes	$752.7	$766.4	$562.5
Less: Income tax expense (benefit), including excise tax expense (benefit)	11.6	12.8	5.8
Net Investment Income (Loss) After Taxes	$741.1	$753.6	$556.7
Net change in unrealized gain (loss)	(50.2)	92.9	(94.5)
Net realized gain (loss)	(95.9)	(53.2)	4.1
Net Increase (Decrease) in Net Assets Resulting from Operations	$595.0	$793.3	$466.3
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended December 31, 2024, our net asset value per share decreased, primarily driven by decreases in the fair value of certain investments.

Investment Income
The table below presents investment income for the following periods:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Interest income from investments	$1,200.0	$1,229.7	$940.0
Payment-in-kind interest income from investments	175.6	171.7	113.3
Dividend income from investments	198.0	165.0	129.5
Other income	23.2	15.7	19.2
Total investment income	$1,596.8	$1,582.1	$1,202.0
For the years ended December 31, 2024 and 2023
Investment income increased to $1.60 billion for the year ended December 31, 2024 from $1.58 billion for the same period in prior year primarily due to an increase in dividend income and other income, partially offset by a decrease in the yield of our debt investment portfolio from 11.9% to 10.4% period over period. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns increased to $44.7 million for the years ended December 31, 2024 from $18.8 million for the same period in prior year due to an increase in repayment activity for the period. For the years ended December 31, 2024 and 2023, payment-in-kind income represented 13.3% and 13.2% of investment income, respectively. Dividend income increased to $198.0 million from $165.0 million in the prior period, primarily due to an increase in dividends earned from our controlled, affiliated and non-controlled, affiliated equity investments as well as a one-time dividend received from CD&R Value Building Partners I, L.P. (dba Belron) in the fourth quarter. Other income increased period over period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the years ended December 31, 2023 and 2022
Investment income increased to $1.58 billion for the years ended December 31, 2023 from $1.20 billion for the same period in prior year primarily due to an increase in our portfolio’s weighted average yield from 11.0% as of December 31, 2022 to 11.9% as of December 31, 2023, partially offset by a decrease in our debt investments portfolio at par from $11.7 billion as of December 31, 2022 to $11.0 billion as of December 31, 2023. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. These fees increased to $18.8 million for the year ended December 31, 2023 from $11.8 million for the same period in prior year due to an increase in repayment activity for the period. For the years ended December 31, 2023 and 2022, payment-in-kind income represented 13.2% and 11.6% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Interest expense	$464.9	$436.3	$307.5
Management fee	193.6	191.6	188.8
Performance based incentive fees	157.2	159.9	118.1
Professional fees	13.6	15.5	14.7
Directors' fees	1.3	1.3	1.1
Other general and administrative	13.5	11.1	9.3
Total operating expenses	$844.1	$815.7	$639.5
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the years ended December 31, 2024 and 2023
Total expenses increased for the period ended December 31, 2024 compared to the same period in prior year, primarily driven by an increase in interest expense. Interest expense increased due to an increase in average interest rate period over period from 5.5% to 5.6% and an increase in daily average borrowings from $7.4 billion to $7.6 billion. As a percentage of total assets, management fees, incentive fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the years ended December 31, 2023 and 2022
Total expenses increased to $815.7 million for the years ended December 31, 2023 from $639.5 million for the same period in the prior year primarily due to an increase in interest expense and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $7.4 billion from $7.3 billion, coupled with an increase in the average interest rate to 5.5% from 3.7% period over period. Incentive fees increased primarily due to an increase in interest and dividend income period over period. As a percentage of total assets, management fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Selected Financial Data
The following table below sets forth our selected consolidated historical financial data as of and for the years ended December 31, 2024, 2023 and 2022. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.
The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K, and the remainder of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	As of and for the Year Ended December 31,
($ in millions, except per share amounts)	2024	2023	2022
Consolidated Statement of Operations Data
Income
Total investment income	$1,596.8	$1,582.1	$1,202.0
Expenses
Total operating expenses	844.1	815.7	639.5
Net investment income before income taxes	752.7	766.4	562.5
Income tax, including excise tax expense	11.6	12.8	5.8
Net investment income after income taxes	741.1	753.6	556.7
Total change in net unrealized gain (loss)	(50.2)	92.9	(94.5)
Total net realized gain (loss)	(95.9)	(53.2)	4.1
Increase in net assets resulting from operations	$595.0	$793.3	$466.3
Earnings per common share – basic and diluted	$1.53	$2.03	$1.19
Consolidated Balance Sheet Data
Cash (incl. foreign and restricted cash)	$514.2	$659.7	$445.1
Investments at fair value	13,194.5	12,713.3	13,010.3
Total assets	13,865.6	13,511.4	13,584.9
Total debt (net of unamortized debt issuance costs)	7,457.7	7,077.1	7,281.7
Total liabilities	7,912.7	7,490.0	7,702.5
Total net assets	5,952.8	6,021.4	5,882.4
Net asset value per share	$15.26	$15.45	$14.99
Other Data:
Number of portfolio companies	227	193	184
Distributions declared per share	$1.72	$1.59	$1.29
Total Return, based on market value(1)	14.7%	43.3%	(9.9)%
Total Return based on net asset value(2)	10.5%	15.6%	9.0%
Weighted average total yield of portfolio at fair value(3)	10.4%	11.9%	11.0%
Weighted average total yield of portfolio at amortized cost(3)	10.4%	12.0%	11.0%
Weighted average yield of debt and income producing securities at fair value(3)	11.0%	12.4%	11.5%
Weighted average yield of debt and income producing securities at amortized cost(3)	11.1%	12.5%	11.5%
Fair value of debt investments as a percentage of principal	95.8%	97.4%	97.0%
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

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$399,577	$396,760	$406,029	$394,392
Net expenses	$216,812	$207,626	$221,117	$210,146
Net investment income (loss)	$182,765	$189,134	$184,912	$184,246
Net realized and unrealized gains (losses)	$(248)	$(66,914)	$(49,554)	$(29,361)
Increase (decrease) in net assets resulting from operations	$182,517	$122,220	$135,358	$154,885
Net asset value per share as of the end of the quarter	$15.47	$15.36	$15.28	$15.26
Earnings (losses) per share - basic and diluted	$0.47	$0.31	$0.35	$0.40

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$377,622	$394,223	$399,022	$411,227
Net expenses	$199,763	$207,547	$208,969	$212,204
Net investment income (loss)	$177,859	$186,676	$190,053	$199,023
Net realized and unrealized gains (losses)	$23,983	$8,886	$16,885	$(10,053)
Increase (decrease) in net assets resulting from operations	$201,842	$195,562	$206,938	$188,970
Net asset value per share as of the end of the quarter	$15.15	$15.26	$15.40	$15.45
Earnings (losses) per share - basic and diluted	$0.52	$0.50	$0.53	$0.48

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$264,159	$273,286	$314,053	$350,506
Net expenses	$141,803	$148,162	$167,279	$188,042
Net investment income (loss)	$122,356	$125,124	$146,774	$162,464
Net realized and unrealized gains (losses)	$(78,370)	$(160,070)	$118,653	$29,424
Increase (decrease) in net assets resulting from operations	$43,986	$(34,946)	$265,427	$191,888
Net asset value per share as of the end of the quarter	$14.88	$14.48	$14.85	$14.99
Earnings (losses) per share - basic and diluted	$0.11	$(0.09)	$0.67	$0.49
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of December 31, 2024 we have generated undistributed taxable earnings “spillover” of approximately $0.51 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the years ended December 31, 2024, 2023 and 2022, we recorded U.S. federal and state income tax expense/(benefit) of $11.6 million, $12.8 million and $5.8 million respectively, including U.S. federal excise tax expense/(benefit) of $7.4 million, $4.1 million and $0.6 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2024, 2023 and 2022 we recorded a current net tax expense of approximately $2.5 million, $0.3 million, and $5.2 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Net change in unrealized gain (loss) on investments	$(48.4)	$91.7	$(88.4)
Income tax (provision) benefit	(0.7)	(4.6)	(4.0)
Net change in translation of assets and liabilities in foreign currencies	(1.0)	5.8	(2.1)
Net change in unrealized gain (loss)	$(50.1)	$92.9	$(94.5)
For the Years Ended December 31, 2024 and 2023

For the years ended December 31, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of certain debt investments, partially offset by an increase in the fair value of certain equity investments and credit spreads tightening across broader markets. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Years Ended December 31, 2024
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
KPCI Holdings, L.P.	$38.2
Fifth Season Investments LLC(1)	20.9
The Better Being Co., LLC (fka Nutraceutical International Corporation)	20.4
PHM Netherlands Midco B.V. (dba Loparex)	14.9
Remaining Companies	21.6
Tall Tree Foods, Inc.	(12.9)
PS Operating Company LLC (fka QC Supply, LLC)(1)	(13.5)
Cornerstone OnDemand, Inc.	(16.7)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(22.5)
Walker Edison Furniture Company LLC(1)	(32.8)
H-Food Holdings, LLC	(66.0)
Total	$(48.4)
________
(1)Portfolio company is controlled, affiliated investment.

For the Years Ended December 31, 2023 and 2022
For the years ended December 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of certain debt investments and reversals of prior period unrealized losses that were realized during the year in connection with the restructuring of certain debt investments as compared to December 31, 2022. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Years Ended December 31, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Packaging Coordinators Midco, Inc.	$19.9
Blue Owl Capital Corporation Senior Loan Fund LLC(1)	19.7
Walker Edison Furniture Company LLC(1)(2)	18.2
Windows Entities	17.2
Eagle Infrastructure Services, LLC(1)	12.3
Conair Holdings LLC	10.9
Aviation Solutions Midco, LLC (dba STS Aviation)	9.8
Valence Surface Technologies LLC	9.6
Remaining Portfolio Companies	31.0
PHM Netherlands Midco B.V. (dba Loparex)	(24.5)
H-Food Holdings, LLC	(32.4)
Total	$91.7
________
(1)Portfolio company is controlled, affiliated investment.

For the Years Ended December 31, 2022 and 2021
For the years ended December 31, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments as compared to December 31, 2021. As of December 31, 2022, the fair value of our debt investments as a percentage of principal was 97.0%, as compared to 98.2% as of December 31, 2021. The primary drivers of our portfolio’s unrealized loss were due to current market conditions. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Years Ended December 31, 2022
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)(1)	$50.2
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	27.4
Wingspire Capital Holdings LLC(1)	23.3
Windows Entities	14.5
Remaining Portfolio Companies	(72.8)
Walker Edison Furniture Company LLC	(35.0)
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(1)	(27.2)
H-Food Holdings, LLC	(21.4)
ConAir Holdings LLC	(17.6)
Valence Surface Technologies LLC	(15.5)
Nutraceutical International Corporation	(14.3)
Total	$(88.4)

Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Net realized gain (loss) on investments	$(86.4)	$(52.0)	$5.1
Net realized gain (loss) on foreign currency transactions	(9.5)	(1.2)	(1.0)
Net realized gain (loss)	$(95.9)	$(53.2)	$4.1

Realized Gross Internal Rate of Return
Since we began investing in 2016 through December 31, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $17.68 billion and total proceeds from these exited investments of $21.70 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of December 31, 2024, our weighted average total cost of debt was 6.0%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 178% and 183%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of December 31, 2024, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2024, we had $2.65 billion available under our credit facilities.
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
As of December 31, 2024, we had $514.2 million in cash and restricted cash. During the years ended December 31, 2024, $160.2 million in cash was used in operating activities, primarily as a result of funding portfolio investments of $5.54 billion offset by sell downs and repayments of $5.16 billion and other operating activity of $541.2 million. Lastly, cash provided by financing activities was $305.7 million during the period, which was primarily the result of net borrowings on debt of $383.4 million partially offset by distributions paid of $655.6 million and debt issuance costs of $33.5 million.
Equity
Equity Issuances
There were no sales of our common stock during the years ended December 31, 2024 and 2023.
Distributions
The following tables present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Years Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
November 5, 2024	December 31, 2024	January 15, 2025	$0.37
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	$0.05
August 6, 2024	September 30, 2024	October 15, 2024	$0.37
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	$0.06
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08

	For the Years Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 12, 2024	$0.35
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	$0.08
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04

	For the Years Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 30, 2022	January 13, 2023	$0.33
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	$0.03
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
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

If newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). For example, if the most recently computed net asset value per share is $15.00 and the market price on the payment date of a cash dividend is $16.00 per share, we will issue shares at $15.20 per share (95% of the current market price). If the most recently computed net asset value per share is $15.00 and the market price on the payment date of a cash dividend is $15.50 per share, we will issue shares at $15.00 per share, as net asset value is greater than 95% ($14.73 per share) of the current market price. Pursuant to our second amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Years Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	52,556	(1)
August 6, 2024	September 30, 2024	October 15, 2024	427,571	(1)
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Years Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	98,832	(1)
August 8, 2023	September 29, 2023	October 13, 2023	415,349	(1)
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	89,305	(1)
May 9, 2023	June 30, 2023	July 14, 2023	516,771	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,373	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Years Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	51,018	(1)
August 2, 2022	September 30, 2022	November 15, 2022	616,214	(1)
May 3, 2022	June 30, 2022	August 15, 2022	886,113	(1)
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
Stock Repurchase Programs

2020 Stock Repurchase Program
On November 3, 2020, our Board approved a repurchase program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved a 12-month extension to the 2020 Stock Repurchase Program and, on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. While the plan was in effect the agent repurchased 944,076 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $12.6 million For the following periods, repurchases under the 2020 Stock Repurchase Program were as follows:

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
2022 Stock Repurchase Program
On November 1, 2022, our Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we were authorized to repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. While the 2022 Stock Repurchase Program was in effect, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. There were no repurchases under the 2022 Stock Repurchase Program during the period ended December 31, 2024. For the following periods, repurchases under the 2022 Stock Repurchase Program were as follows:

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
_______________
(1)No purchases were made from July 1, 2023 to December 31,2023.

2024 Stock Repurchase Program
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended December 31, 2024.
Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$2,985,000	$292,345	$2,649,422	$(22,426)	$269,919
SPV Asset Facility II	300,000	300,000	—	(3,773)	296,227
CLO I	390,000	390,000	—	(3,817)	386,183
CLO II	260,000	260,000	—	(2,230)	257,770
CLO III	260,000	260,000	—	(1,862)	258,138
CLO IV	292,500	292,500	—	(3,806)	288,694
CLO V	509,625	509,625	—	(2,310)	507,315
CLO VII	239,150	239,150	—	(1,612)	237,538
CLO X	260,000	260,000	—	(1,678)	258,322
2025 Notes	425,000	425,000	—	(421)	424,579
July 2025 Notes	500,000	500,000	—	(1,048)	498,952
2026 Notes	500,000	500,000	—	(2,428)	497,572
July 2026 Notes	1,000,000	1,000,000	—	(7,640)	992,360
2027 Notes(3)	500,000	500,000	—	(4,101)	465,449
2028 Notes	850,000	850,000	—	(9,112)	840,888
2029 Notes(3)	1,000,000	1,000,000	—	(16,099)	977,796
Total Debt	$10,271,275	$7,578,620	$2,649,422	$(84,363)	$7,457,702
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $43.2 million of outstanding letters of credit.

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
(4)The amount available is reduced by $59.1 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$434,877	$410,592	$273,134
Amortization of debt issuance costs	30,661	26,849	30,076
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(623)	(1,135)	4,329
Total Interest Expense	$464,915	$436,306	$307,539
Average interest rate	5.6%	5.5%	3.7%
Average daily borrowings	$7,575,562	$7,381,908	$7,254,857
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
Revolving Credit Facility
On August 26, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 22, 2024 (the “Revolving Credit Facility Second Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Facility Second Amendment Date.
The Revolving Credit Facility is guaranteed by certain subsidiaries of ours in existence as of the Revolving Credit Facility Second Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Second Amendment Date, the maximum principal amount of the Revolving Credit Facility is $2.99 billion (increased from $2.63 billion to $2.99 billion on the Revolving Credit Facility Second Amendment Date), subject to availability under the borrowing base, which is based on the portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $5.50 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Second Amendment Date, the availability period under the Revolving Credit Facility will terminate on (a) August 26, 2026 with respect to $50.0 million of commitments and (b) November 22, 2028 with respect to the remaining commitments (each date a “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on (a) August 26, 2027 with respect to $50.0 million of commitments and (b) November 22, 2029 with respect to the remaining commitments (each date a “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the latest Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. As of the Revolving Credit Facility Second Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on November 17, 2029 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount but less than the product of 2.00 and the combined debt amount, 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum or (ii) the alternative base rate plus margin of either 0.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount but less than the product of 2.00 and the combined debt amount, 0.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 0.525% per annum. As of the Revolving Credit Facility Second Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on August 26, 2027 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. As of the Revolving Credit Facility Second Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on November 22, 2029 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount but less than the product of 2.00 and the combined debt amount, 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum. As of the Revolving Credit Facility Second Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on August 26, 2027 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. Beginning on and after the Revolving Credit Facility Second Amendment Date, we will also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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
SPV Asset Facility III
On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and our subsidiary, entered into a Loan Financing and Servicing Agreement (as amended, the “SPV Asset Facility III”), with ORCC Financing III, as borrower, us, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The following describes the terms of SPV Asset Facility III as of its termination on March 9, 2023 (the “SPV Asset Facility III Termination Date”).
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
The SPV Asset Facility IV provided for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Asset Facility IV Commitment Termination Date”). At the time of termination, amounts bore interest at term SOFR plus an applicable margin of 2.30% during the reinvestment period and term SOFR plus an applicable margin of 2.55% after the reinvestment period. Prior to the SPV Asset Facility IV Termination Date, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets were required to be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility IV Termination Date, ORCC Financing IV repaid in full all outstanding fees and expenses and all principal and interest on outstanding borrowings.
From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Termination Date, there was a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV.
SPV Asset Facilities Assumed in the Mergers
On January 13, 2025, we became party to and assumed all of OBDE’s obligations under OBDE’s SPV asset facilities. See “Recent Developments.”
Debt Securitization Transactions
We incur secured financing through debt securitization transactions, also known as collateralized loan obligation transactions (the “CLO Transactions”) issued by our consolidated subsidiaries (the “CLO Issuers”), which are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuers. The CLO Issuers issue preferred shares which are not secured by the collateral securing the CLO Transactions which we purchase. We act as retention holder in connection with the CLO Transactions for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuers have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuers under a collateral management agreement. The

Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by us. Assets pledged to debt holders of the CLO Transactions and the other secured parties under each CLO Transaction’s documentation will not be available to pay our debts. We consolidate the financial statements of the CLO Issuers in our consolidated financing statements.
CLO I
On May 28, 2019 (the “CLO I Closing Date”), we completed a $596.0 million term debt securitization transaction (the “CLO I Transaction”). The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by our consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”). The following describes the terms of the CLO I Transaction as supplemented through June 28, 2023 (the “CLO I Indenture Supplement Date”).
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
The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act.
CLO I Refinancing
On January 4, 2024 (the “CLO I Refinancing Date”), we completed a $390.0 million term debt securitization refinancing (the “CLO I Refinancing”). The secured notes issued in the CLO I Refinancing and the secured loan borrowed in the CLO I Refinancing were issued and incurred, as applicable, by our subsidiary Owl Rock CLO I, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO I Refinancing Issuer”).
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
CLO II Refinancing
On April 9, 2021 (the “CLO II Refinancing Date”), we completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”). The secured notes and preferred shares issued in the CLO II Refinancing were issued by our consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”). The following describes the terms of the CLO II Refinancing as supplemented through July 18, 2023 (the “CLO II Refinancing Indenture Supplement Date”).
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204.0 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20.0 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36.0 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle-market loans, participation interests in middle-

market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on the Payment Date (as defined in the CLO II Refinancing Indenture) in April, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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
CLO III
On March 26, 2020 (the “CLO III Closing Date”), we completed a $395.3 million term debt securitization transaction (the “CLO III Transaction”). The secured notes and preferred shares issued in the CLO III Transaction were issued by our consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”). The following describes the terms of the CLO III Transaction as supplemented through July 18, 2023 (the “CLO III Indenture Supplement Date”).
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
CLO III Refinancing
On April 11, 2024 (the “CLO III Refinancing Date”), we completed a $260,000,000 term debt securitization refinancing (the “CLO III Refinancing”). The secured notes issued in the CLO III Refinancing were issued by our consolidated subsidiary Owl Rock CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO III Issuer”) .
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
CLO IV Refinancing
On July 9, 2021 (the “CLO IV Refinancing Date”), we completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”). The secured notes and preferred shares issued in the CLO IV Refinancing were issued by our consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”). The following describes the terms of the CLO IV Refinancing as supplemented through July 18, 2023 (the “CLO IV Refinancing Indenture Supplement Date”).
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
CLO V
On November 20, 2020 (the “CLO V Closing Date”), we completed a $345.5 million term debt securitization transaction (the “CLO V Transaction”). The secured notes and preferred shares issued in the CLO V Transaction were issued by our consolidated subsidiaries Owl Rock CLO V, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO V Issuer”), and Owl Rock CLO V, LLC, a Delaware limited liability company (the “CLO V Co-Issuer” and together with the CLO V Issuer, the “CLO V Issuers”).
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
CLO V Refinancing
On April 20, 2022 (the “CLO V Refinancing Date”), we completed a $669.2 million term debt securitization refinancing (the “CLO V Refinancing”). The secured notes and preferred shares issued in the CLO V Refinancing were issued by the CLO V Co-Issuer, as Issuer (the “CLO V Refinancing Issuer”).
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
CLO VI
On May 5, 2021 (the “CLO VI Closing Date”), we completed a $397.8 million term debt securitization transaction (the “CLO VI Transaction”). The secured notes and preferred shares issued in the CLO VI Transaction were issued by our consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”). The following describes the terms of the CLO VI Transaction as supplemented through July 18, 2023 (the “CLO VI Indenture Supplement Date”).
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
150

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
CLO VII
On July 26, 2022 (the “CLO VII Closing Date”), we completed a $350.5 million term debt securitization transaction (the “CLO VII Transaction”). The secured notes and preferred shares issued in the CLO VII Transaction and the secured loan borrowed in the CLO VII Transaction were issued and incurred, as applicable, by the our consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VII Issuer”).
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
151

CLO X
On March 9, 2023 (the “CLO X Closing Date”), we completed a $397.7 million term debt securitization transaction (the “CLO X Transaction”). The secured notes and preferred shares issued in the CLO X Transaction were issued by our consolidated subsidiary Owl Rock CLO X, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO X Issuer”).
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
Debt Securitization Transactions Assumed in the Mergers
On January 13, 2025, as a result of the consummation of the Mergers, we became party to the relevant agreements with respect to and assumed all of OBDE’s obligations under the CLO XIV Transaction. See “Recent Developments.”
Unsecured Notes
On December 14, 2023, we entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Deutsche Bank Trust Company Americas (the “Successor Trustee”), with respect to the Indenture, dated April 10, 2019 between us and the Retiring Trustee (the “Base Indenture”), the first supplemental indenture, dated April 10, 2019 (the “First Supplemental Indenture”) between us and the Retiring Trustee, the second supplemental indenture, dated October 8, 2019 (the “Second Supplemental Indenture”) between us and the Retiring Trustee, the third supplemental indenture, dated January 22, 2020 (the “Third Supplemental Indenture”) between us and the Retiring Trustee, the Fourth Supplemental Indenture, dated July 23, 2020 (the “Fourth Supplemental Indenture”) between us and the Retiring Trustee, the Fifth Supplemental Indenture, dated December 8, 2020 (the “Fifth Supplemental Indenture”) between us and the Retiring Trustee, the Sixth Supplemental Indenture, dated April 26, 2021 (the “Sixth Supplemental Indenture”) between us and the Retiring Trustee, the Seventh Supplemental Indenture, dated June 11, 2021 (the “Seventh Supplemental Indenture” and together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, and the Eighth Supplemental Indenture (as defined below), the “Indenture”) between us and the Successor Trustee.
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
152

2024 Notes
On April 10, 2019, we issued $400 million aggregate principal amount of notes that mature on April 15, 2024 (the “2024 Notes”). The 2024 Notes bore interest at a rate of 5.25% per year, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. On February 21, 2024, we caused notice to be issued to the Successor Trustee of the 2024 Notes regarding our exercise of the option to redeem in full all $400.0 million in aggregate principal amount of the 2024 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, March 22, 2024. On March 22, 2024, we redeemed in full all $400.0 million in aggregate principal amount of the 2024 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 22, 2024.
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. We received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the year ended December 31, 2024, we made a payment of $6.6 million in conjunction with unwinding the swap. For the years ended December 31, 2023 and 2022, we made periodic payments of $15.5 million and $5.6 million, respectively. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
153

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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the years ended December 31, 2024, 2023 and 2022, we made net periodic payments of $23.0 million, $15.8 million and $3.1 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024 and 2023, the interest rate swap had a fair value of $(31.8) million and $(42.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
2029 Notes
On January 22, 2024, pursuant to the Base Indenture and an Eighth Supplemental Indenture, dated January 22, 2024 (the “Eighth Supplemental Indenture”) between us and the Successor Trustee, we issued $600.0 million aggregate principal amount of notes that mature on March 15, 2029 and on November 19, 2024, we issued an additional $400.0 million aggregate principal amount of our 5.95% notes due 2029 (together, the “2029 Notes”). The 2029 Notes bear interest at a rate of 5.95% per year, payable semi-annually on March 15 and September 15, of each year, commencing on September 15, 2024. We may redeem some or all of the 2029 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2029 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeems any 2029 Notes on or after February 15, 2029 (the date falling one month prior to the maturity date of the 2029 Notes), the redemption price for the 2029
154

Notes will be equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
On February 9, 2024, in connection with the initial issuance of the 2029 Notes, on January 22, 2024, we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap is $600.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swap matures on February 15, 2029. For the year ended December 31, 2024 we made $6.2 million in net periodic payments The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(5.2) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922% The interest rate swap matures on February 15, 2029. For the year ended December 31, 2024 we did not make any periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(1.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Notes Assumed in the Mergers
On January 13, 2025, in connection with the Mergers, we entered into a supplemental indenture relating to our assumption of OBDE’s 3.125% Notes that mature on April 13, 2027. Also on January 13, 2025, in connection with the Mergers, we entered into an assumption agreement relating to our assumption of OBDE's 7.50% Series 2022A Senior Notes, Tranche A; 7.58% Series 2022A Senior Notes, Tranche B; 7.58% Series 2022B Senior Notes and 8.10% Series 2023A Senior Notes. See “Recent Developments.”
155

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments(1)	$673,576	$512,755
Total unfunded delayed draw loan commitments	607,998	$374,589
Total unfunded revolving and delayed draw loan commitments	1,281,574	$887,344

Total unfunded equity commitments	158,259	$67,487

Total unfunded commitments	$1,439,833	$954,831
(1) Includes Letter of Credit outstanding as of December 31, 2023.
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, our Board approved a repurchase program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program, and on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. While the 2020 Stock Repurchase Program was in effect, the agent repurchased 944,076 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $12.6 million.
On November 1, 2022, our Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we were authorized to repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. While the 2022 Stock Repurchase Program was in effect, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended December 31, 2024, there were no repurchases under the 2022 Stock Repurchase Program.
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended December 31, 2024.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
156

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of December 31, 2024:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$292.3	$—	$3.2	$289.2	$—
SPV Asset Facility II	300.0	—	—	—	300.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VII	239.2	—	—	—	239.2
CLO X	260.0	—	—	—	260.0
2025 Notes	425.0	425.0	—	—	—
July 2025 Notes	500.0	500.0	—	—	—
2026 Notes	500.0	—	500.0	—	—
July 2026 Notes	1,000.0	—	1,000.0	—	—
2027 Notes	500.0	—	500.0	—	—
2028 Notes	850.0	—	—	850.0	—
2029 Notes	1,000.0	—	—	1,000.0	—
Total Contractual Obligations	$7,578.6	$925.0	$2,003.2	$2,139.2	$2,511.3
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
We invest in Wingspire, Amergin AssetCo, Fifth Season, and Credit SLF, controlled affiliated investments, as defined in the 1940 Act. See “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statement – Note 3. Agreements and Related Party Transactions” for further details.
We invest in LSI Financing DAC and LSI Financing LLC, non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
157

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
158

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

159

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
160

distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.
Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes. We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
161

Recent Developments
Dividend
On February 18, 2025, our Board declared a first quarter dividend of $0.37 per share for stockholders of record as of March 31, 2025, payable on or before April 15, 2025 and a fourth quarter supplemental dividend of $0.05 per share for stockholders of record as of February 28, 2025, payable on or before March 17, 2025.
Mergers
On January 13, 2025, we completed our previously announced acquisition of OBDE. Pursuant to the Merger Agreement, Merger Sub was first merged with and into OBDE, with OBDE continuing as the surviving company, and, immediately following the Initial Merger, OBDE was then merged with and into us, and we continued as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time of the Mergers, each outstanding share of OBDE’s common stock was converted into the right to receive 0.9779 shares of our common stock. As a result of the Mergers, we issued an aggregate of approximately 120,630,637 million shares of our common stock to OBDE shareholders. We expect to realize a number of synergies from the Mergers, including more than $5 million of operational savings expected in the first year.
The Mergers will be accounted for as an asset acquisition of OBDE by us in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. We will be the accounting survivor of the Mergers.
April 2027 Notes
On January 13, 2025, in connection with the Mergers, we entered into a second supplemental indenture (the “April 2027 Notes Second Supplemental Indenture”) by and between Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “April 2027 Notes Trustee”), effective as of the closing of the Mergers. The April 2027 Notes Second Supplemental Indenture relates to our assumption of $325.0 million in aggregate principal amount of OBDE’s 3.125% Notes that mature on April 13, 2027 (the “April 2027 Notes”).
Pursuant to the April 2027 Notes Second Supplemental Indenture, we expressly assumed the obligations of OBDE for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2027 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions of the indenture, dated October 13, 2021 (the “April 2027 Notes Base Indenture”), by and between OBDE and the April 2027 Notes Trustee, as amended by the first supplemental indenture, dated October 13, 2021 (the “April 2027 Notes First Supplemental Indenture” and together with the April 2027 Notes Base Indenture and the April 2027 Notes Second Supplemental Indenture, the “April 2027 Notes Indenture”), by and between OBDE and the April 2027 Notes Trustee, to be performed by OBDE.
The April 2027 Notes may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the April 2027 Indenture. The April 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. The April 2027 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the April 2027 Notes. The April 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The April 2027 Notes rank effectively subordinated, or junior, to any of our existing and future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The April 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. The April 2027 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not we are subject to those requirements, and (ii) provide financial information to the holders of the April 2027 Notes and the April 2027 Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the April 2027 Indenture, occurs prior to maturity, holders of the April 2027 Notes will have the right, at their option, to require us to repurchase for cash some or all of the April 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the April 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
Note Assumption Agreement
On January 13, 2025, in connection with the Mergers, we entered into an assumption agreement (the “Note Assumption Agreement”) for the benefit of the Noteholders (as defined in the Note Purchase Agreement) (as defined below), effective as of the
162

closing of the Mergers. The Note Assumption Agreement relates to our assumption of (i) $142.0 million aggregate principal amount of 7.50% Series 2022A Senior Notes, Tranche A, due July 21, 2025 (the “July 2025 Notes”); (ii) $190.0 million aggregate principal amount of 7.58% Series 2022A Senior Notes, Tranche B, due July 21, 2027 (the “OBDE July 2027 Notes” and, together with the OBDE July 2025 Notes, the “Series 2022A Notes”); (iii) $60.0 million in aggregate principal amount of 7.58% Series 2022B Senior Notes, due July 21, 2027 (the “Series 2022B Notes”); and (iv) $100.0 million in aggregate principal amount of 8.10% Series 2023A Senior Notes, due June 29, 2028 (the “Series 2023A Notes”) and other obligations of OBDE under a Master Note Purchase Agreement dated as of July 21, 2022 (as supplemented by the First Supplement to Master Note Purchase Agreement, dated as of December 22, 2022 (the “First Supplement”), and by the Second Supplement to Master Note Purchase Agreement, dated as of June 29, 2023 (the “Second Supplement”), and as further amended, supplemented or otherwise modified from time to time, the “Note Purchase Agreement”), among OBDE and certain institutional investors specified therein.
Pursuant to the Note Assumption Agreement, we unconditionally and expressly assumed, confirmed and agreed to perform and observe each and every one of the covenants, rights, promises, agreements, terms, conditions, obligations, duties and liabilities of OBDE under the Note Purchase Agreement, under the Series 2022A Notes, Series 2022B notes and Series 2023A Notes and under any documents, instruments or agreements executed or delivered or furnished by OBDE in connection therewith, and to be bound by all waivers made by OBDE with respect to any matter set forth therein.
Interest on the Series 2022A Notes will be due semiannually on January 21 and July 21 each year, beginning on January 21, 2023. The Series 2022A Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the Series 2022A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2022A Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800.0 million and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2022A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that apply to the Series 2022A Notes apply to the Series 2022B Notes, including, without limitation, the material terms described above. Except as otherwise expressly set forth in the Second Supplement, the terms of the Note Purchase Agreement that apply to the Series 2022A Notes apply to the Series 2023A Notes, including, without limitation, the material terms described above.
Revolving Credit Facility
On January 13, 2025, in connection with the Mergers, through the accordion feature, the aggregate commitments under the Revolving Credit Facility increased from $2.99 billion to $3.66 billion.
SPV Credit Facilities
On January 13, 2025, pursuant to Amendment No. 6 to Loan and Servicing Agreement and Omnibus Amendment to Certain Transaction Documents, dated December 5, 2024, by and between ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and a wholly owned subsidiary of OBDE, ODCA, the Adviser, Société Générale, each of the lenders party thereto and us, we became party to and assumed all of OBDE’s obligations under the OBDE SPV Asset Facility I (as defined below). In addition, as a result of the consummation of the Mergers, we became party to and assumed all of OBDE’s obligations under OBDE SPV Asset Facility II (as defined below) and OBDE SPV Asset Facility III (as defined below).
OBDE SPV Asset Facility I
On July 29, 2021 (the “OBDE SPV Asset Facility I Closing Date”), ORCC III Financing entered into a Credit Agreement (as amended through the date hereof, the “OBDE SPV Asset Facility I”), with ORCC III Financing, as borrower, OBDE, as equityholder,
163

ODCA, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the OBDE SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of OBDE SPV Asset Facility I amended through December 5, 2024 (the “OBDE SPV Asset Facility I Sixth Amendment Date”).
The maximum principal amount of the OBDE SPV Asset Facility I is $525.0 million (decreased from $625.0 million on December 8, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The OBDE SPV Asset Facility I includes a $100.0 million sub-limit for swingline loans.
The OBDE SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the OBDE SPV Asset Facility I through March 16, 2026, unless the commitments are terminated sooner as provided in the OBDE SPV Asset Facility I (the “OBDE SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the OBDE SPV Asset Facility I will mature on March 15, 2028 (the “OBDE SPV Asset Facility I Stated Maturity”). Prior to the OBDE SPV Asset Facility I Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the OBDE SPV Asset Facility I Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.70%; amounts drawn in Canadian dollars bear interest at Term CORRA plus a spread of 2.70%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.70%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.6693% or at an alternate base rate plus a spread of 2.70%. From the OBDE SPV Asset Facility I Closing Date to the OBDE SPV Asset Facility I Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the OBDE SPV Asset Facility I.
OBDE SPV Asset Facility II
On December 2, 2021 (the “OBDE SPV Asset Facility II Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary entered into a loan financing and servicing agreement (the “OBDE SPV Asset Facility II”), with ORCC III Financing II, as borrower, OBDE, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. On October 10, 2024, the parties to the OBDE SPV Asset Facility II entered into the Amendment No. 2 to the OBDE SPV Asset Facility II, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of OBDE SPV Asset Facility II amended through October 10, 2024 (the “OBDE SPV Asset Facility II Second Amendment Date”).
The maximum principal amount of the OBDE SPV Asset Facility II is $500.0 million (increased from $350.0 million to $500.0 million on the OBDE SPV Asset Facility II Second Amendment Date; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The OBDE SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the OBDE SPV Asset Facility II for a period until December 2, 2027 unless such period is extended or accelerated under the terms of the OBDE SPV Asset Facility II (the “OBDE SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the OBDE SPV Asset Facility II, the OBDE SPV Asset Facility II will mature on the date that is two years after the last day of the OBDE SPV Asset Facility II Revolving Period, on December 2, 2029 (the “OBDE SPV Asset Facility II Termination Date”). Prior to the OBDE SPV Asset Facility II Termination Date, proceeds received by ORCC III Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the OBDE SPV Asset Facility II Termination Date, ORCC III Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.
Amounts drawn bear interest at SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) SOFR, such SOFR not to be lower than zero) plus a spread equal to 1.95% per annum, which spread will increase (a) on and after the end of the OBDE SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “OBDE SPV Asset Facility II Applicable Margin”). SOFR may be replaced as a base rate under certain circumstances. During the OBDE SPV Asset Facility II Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the OBDE SPV Asset Facility II. During the OBDE SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 35%, 50% and 70%) of the total commitments under the OBDE SPV Asset Facility II, ORCC III Financing II will also pay a make-whole fee equal to the OBDE
164

SPV Asset Facility II Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent.
OBDE SPV Asset Facility III
On March 20, 2024 (the “OBDE SPV Asset Facility III Closing Date”), OBDC III Financing III LLC (“OBDC III Financing III”), a Delaware limited liability company and newly formed subsidiary, entered into a Credit Agreement (the “OBDE SPV Asset Facility III”), with OBDC III Financing III, as borrower, ODCA, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC, as collateral custodian.
The maximum principal amount of the OBDE SPV Asset Facility III is $300.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of OBDC III Financing III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The OBDE SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the OBDE SPV Asset Facility III for a period of up to three years after the OBDE SPV Asset Facility III Closing Date unless the commitments are terminated sooner as provided in the OBDE SPV Asset Facility III (the “OBDE SPV Asset Facility III Availability Period”). Unless otherwise terminated, the OBDE SPV Asset Facility III will mature on March 20, 2029 (the “OBDE SPV Asset Facility III Maturity Date”). To the extent the commitments are terminated or permanently reduced during the first two years following the OBDE SPV Asset Facility III Closing Date, OBDC III Financing III may owe a prepayment penalty. Prior to the OBDE SPV Asset Facility III Maturity Date, proceeds received by OBDC III Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the OBDE SPV Asset Facility III Maturity Date, OBDC III Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to Daily Simple CORRA plus an adjustment of 0.29547%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Rate. The “Applicable Rate” ranges from 1.75% to 2.50% depending on the composition of the collateral. The OBDE SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread. During the Availability Period, there is a commitment fee subject to minimum utilization, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the Secured Credit Facility.
Debt Securitization Transaction
On January 13, 2025, as a result of the consummation of the Mergers, we became party to the relevant agreements with respect to and assumed all of OBDE’s obligations under the CLO XIV Transaction (as defined below).
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), OBDE completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by OBDE. The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by OBDE’s consolidated subsidiary Blue Owl CLO XIV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XIV Issuer.
The CLO XIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIV Indenture”), by and among the CLO XIV Issuer and State Street Bank and Trust Company: (i) $203.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.40% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.25% (together, the “CLO XIV Secured Notes”) and (B) the borrowing by the CLO XIV Issuer of $25.0 million under floating rate Class A-L loans (the “CLO XIV Class A-L Loans” and together with the CLO XIV Secured Notes, the “CLO XIV Debt”). The CLO XIV Class A-L Loans bear interest at three-month term SOFR plus 2.40%. The CLO XIV Class A-L Loans were borrowed under a credit agreement (the “CLO XIV Class A-L Credit Agreement”), dated as of the CLO XIV Closing Date, by and among the CLO XIV Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIV Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XIV Issuer. The CLO XIV Debt is scheduled to mature on the Payment Date (as defined in the CLO XIV Indenture) in October, 2035. The CLO XIV Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
165

Concurrently with the issuance of the CLO XIV Secured Notes and the borrowing under the CLO XIV Class A-L Loans, the CLO XIV Issuer issued approximately $137.3 million of subordinated securities in the form of 137,300 preferred shares at an issue price of U.S.$1,000 per share (the “CLO XIV Preferred Shares”). The CLO XIV Preferred Shares were issued by the CLO XIV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XIV Debt. OBDE purchased all of the CLO XIV Preferred Shares. We act as retention holder in connection with the CLO XIV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such are required to retain a portion of the CLO XIV Preferred Shares.
As part of the CLO XIV Transaction, OBDE entered into a loan sale agreement with the CLO XIV Issuer dated as of the CLO XIV Closing Date (the “CLO XIV OBDC III Loan Sale Agreement”), which provided for the contribution of approximately $167.3 million funded par amount of middle-market loans from OBDE to the CLO XIV Issuer on the CLO XIV Closing Date and for future sales from us to the CLO XIV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIV Debt. The remainder of the initial portfolio assets securing the CLO XIV Debt consisted of approximately $204.0 million funded par amount of middle-market loans purchased by the CLO XIV Issuer from ORCC III Financing LLC, a wholly-owned subsidiary of OBDE, under an additional loan sale agreement executed on the CLO XIV Closing Date between the CLO XIV Issuer and ORCC III Financing LLC (the “CLO XIV ORCC III Financing Loan Sale Agreement”). OBDE and ORCC III Financing LLC each made customary representations, warranties, and covenants to the CLO XIV Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through October 20, 2027, a portion of the proceeds received by the CLO XIV Issuer from the loans securing the CLO XIV Secured Notes may be used by the CLO XIV Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XIV Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
The CLO XIV Debt is the secured obligation of the CLO XIV Issuer, and the CLO XIV Indenture and CLO XIV Class A-L Credit Agreement each includes customary covenants and events of default. The CLO XIV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XIV Issuer under a collateral management agreement dated as of the CLO XIV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO XIV Issuer’s equity or notes owned by us.
Investment Advisory Agreement
The Investment Advisory Agreement became effective on January 12, 2025, in connection with the consummation of the Mergers. The Investment Advisory Agreement was approved by our Board on August 6, 2024 and by our shareholders on January 8, 2025. The Investment Advisory Agreement amended and restated the third amended and restated investment advisory agreement between us and the Adviser (the “Previous Investment Advisory Agreement”), which became effective on May 18, 2021.
The Investment Advisory Agreement excludes the impact of purchase accounting adjustments resulting from any purchase premium or discount paid for the acquisition of assets in a merger from the calculation of the income incentive fee and the capital gains incentive fee, and deletes from the Previous Investment Advisory Agreement certain provisions and remove references to items which by their terms are not applicable to the us as a result of our listing on the NYSE. Except for these changes, none of the material terms changed in the Investment Advisory Agreement as compared to the Previous Investment Advisory Agreement, including the services to be provided.
“At the Market” Offerings
On February 18, 2025, our Board authorized us to enter an equity distribution agreement with respect to an “at the market” offering of up to $750 million of our common stock.
166

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
As of December 31, 2024, 96.4% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility and SPV Asset Facility II bear interest at variable interest rates with a floor of 0%. The 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes bear interest at fixed rates. The 2027 Notes and 2029 Notes are hedged against interest rate swap instruments. CLO III, CLO IV and CLO X bear interest at variables rates with a floor of 0%. CLO I, CLO II, CLO V and CLO VII bear interest at fixed and variable rates with a floor of 0%.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$322,168	$124,623	$197,545
Up 200 basis points	214,779	83,082	131,697
Up 100 basis points	107,389	41,541	65,848
Down 100 basis points	(107,389)	(41,541)	(65,848)
Down 200 basis points	(214,779)	(83,082)	(131,697)
Down 300 basis points	(322,019)	(124,623)	(197,396)
_____________
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on the income based fees.
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
167

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

168

PART I. FINANCIAL INFORMATION
Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Capital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, broker, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Assessment of Fair Value of Investments

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2024, the fair value of such investments (“Level 3 investments”) was $12.6 billion.
We identified the assessment of the fair value measurement of substantially all of the Level 3 investments as a critical audit matter. Subjective auditor judgment was required to evaluate these fair value measurements as they involved a high degree of measurement uncertainty. Specifically, the assessment of these fair value measurements encompassed the evaluation of assumptions related to market yields for similar investments and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values for equity investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the fair value measurement process, including controls related to the development of the market yields and financial performance multiples assumptions used in the Company’s fair value measurements. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period fair value measurement date. We evaluated the Company’s market yields used to measure the fair value of its Level 3 investments by comparing such yields for a selection of investments to third-party market and industry data. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the fair value measurement for a selection of Level 3 investments by:

•developing an independent estimate of the fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information
•comparing the results of our independent estimate of fair value to the Company’s fair value measurement.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
February 19, 2025

Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,511,987 and $11,271,962, respectively)	$11,451,457	$11,264,956
Non-controlled, affiliated investments (amortized cost of $233,105 and $19,004, respectively)	235,060	19,988
Controlled, affiliated investments (amortized cost of $1,424,298, and $1,341,236, respectively)	1,508,028	1,428,404
Total investments at fair value (amortized cost of $13,169,390 and $12,632,202, respectively)	13,194,545	12,713,348
Cash (restricted cash of $82,387 and $87,067, respectively)	505,692	658,702
Foreign cash (cost of $8,539 and $946, respectively)	8,464	956
Interest receivable	105,881	112,260
Receivable from a controlled affiliate	16,970	22,978
Prepaid expenses and other assets	34,012	3,152
Total Assets	$13,865,564	$13,511,396
Liabilities
Debt (net of unamortized debt issuance costs of $84,363 and $81,492, respectively)	$7,457,702	$7,077,088
Distribution payable	144,381	136,407
Management fee payable	49,058	47,711
Incentive fee payable	39,082	42,217
Payables to affiliates	6,083	3,835
Accrued expenses and other liabilities	216,417	182,745
Total Liabilities	7,912,723	7,490,003
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 390,217,304 and 389,732,868 shares issued and outstanding, respectively	3,902	3,897
Additional paid-in-capital	5,919,539	5,924,002
Accumulated undistributed (overdistributed) earnings	29,400	93,494
Total Net Assets	5,952,841	6,021,393
Total Liabilities and Net Assets	$13,865,564	$13,511,396
Net Asset Value Per Share	$15.26	$15.45

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,168,652	$1,209,536	$931,870
Payment-in-kind (“PIK”) interest income	172,852	169,763	113,256
Dividend income	78,482	72,936	52,422
Other income	22,451	14,755	18,514
Total investment income from non-controlled, non-affiliated investments	1,442,437	1,466,990	1,116,062
Investment income from non-controlled, affiliated investments:
Interest income	1,038	—	—
Payment-in-kind (“PIK”) interest income	1,128	—	—
Dividend income	932	252	—
Other Income	40	—	—
Total investment income from non-controlled, affiliated investments	3,138	252	—
Investment income from controlled, affiliated investments:
Interest income	30,308	20,174	8,206
Payment-in-kind (“PIK”) interest income	1,666	1,934	—
Dividend income	118,538	91,802	77,047
Other Income	671	942	689
Total investment income from controlled, affiliated investments	151,183	114,852	85,942
Total Investment Income	1,596,758	1,582,094	1,202,004
Expenses
Interest expense	464,915	436,306	307,539
Management fees	193,570	191,622	188,755
Performance based incentive fees	157,193	159,857	118,091
Professional fees	13,602	15,532	14,709
Directors’ fees	1,280	1,280	1,092
Other general and administrative	13,495	11,127	9,290
Total Operating Expenses	844,055	815,724	639,476
Net Investment Income (Loss) Before Taxes	752,703	766,370	562,528
Income tax expense (benefit), including excise tax expense (benefit)	11,646	12,759	5,810
Net Investment Income (Loss) After Taxes	$741,057	$753,611	$556,718
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(45,932)	$90,497	$(133,980)
Non-controlled, affiliated investments	951	1,033	(49)
Controlled, affiliated investments	(3,438)	213	45,602
Translation of assets and liabilities in foreign currencies	(1,041)	5,808	(2,118)
Income tax (provision) benefit	(709)	(4,605)	(3,964)
Total Net Change in Unrealized Gain (Loss)	(50,169)	92,946	(94,509)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(62,453)	(52,003)	5,171
Non-controlled, affiliated investments	1,827	—	—
Controlled affiliated investments	(25,771)	—	—
Foreign currency transactions	(9,511)	(1,242)	(1,025)
Total Net Realized Gain (Loss)	(95,908)	(53,245)	4,146
Total Net Realized and Change in Unrealized Gain (Loss)	(146,077)	39,701	(90,363)
Net Increase (Decrease) in Net Assets Resulting from Operations	$594,980	$793,312	$466,355
Earnings Per Share - Basic and Diluted	$1.53	$2.03	$1.18
Weighted Average Shares Outstanding - Basic and Diluted	390,068,596	390,104,585	394,006,852

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(13)(26)	First lien senior secured loan	S+	5.75%	2/2030	$26,696	$26,105	$26,495	0.4%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(13)(26)	First lien senior secured loan	S+	5.00%	12/2028	19,242	19,242	19,242	0.3%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(10)(14)(26)	First lien senior secured revolving loan	S+	5.00%	12/2027	302	302	302	—%
Monotype Imaging Holdings Inc.(10)(14)(26)	First lien senior secured loan	S+	5.50%	2/2031	116,080	115,252	115,790	1.9%
						160,901	161,829	2.6%
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(10)(14)	First lien senior secured loan	S+	6.75% (0.75% PIK)	1/2025	34,064	22,320	21,290	0.4%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(14)	First lien senior secured revolving loan	S+	6.38% (0.75% PIK)	1/2025	3,051	1,999	1,907	—%
Peraton Corp.(6)(14)(26)	Second lien senior secured loan	S+	7.75%	2/2029	45,899	45,471	36,994	0.6%
STS PARENT, LLC (dba STS Aviation Group)(13)(26)	First lien senior secured loan	S+	5.00%	10/2031	94,950	94,480	94,475	1.6%
STS PARENT, LLC (dba STS Aviation Group)(10)(13)(26)	First lien senior secured revolving loan	S+	5.00%	10/2030	4,879	4,827	4,827	0.1%
Valence Surface Technologies LLC(10)(14)(26)	First lien senior secured loan	S+	7.75% (3.88% PIK)	12/2026	158,509	158,318	148,996	2.5%
						327,415	308,489	5.2%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(22)(26)(28)	Unsecured facility	SA+	7.00% PIK	9/2027	£10,533	13,162	13,192	0.2%
Hg Genesis 9 SumoCo Limited(19)(26)(28)	Unsecured facility	E+	6.25% PIK	3/2029	€54,168	59,284	56,091	0.9%
Hg Saturn Luchaco Limited(22)(26)(28)	Unsecured facility	SA+	7.50% PIK	3/2026	£40,483	51,405	50,701	0.9%
						123,851	119,984	2.0%
Automotive services
Spotless Brands, LLC(10)(15)(26)	First lien senior secured loan	S+	5.75%	7/2028	47,511	46,885	47,393	0.8%
						46,885	47,393	0.8%
Buildings and real estate
Associations Finance, Inc.(26)(31)	Unsecured notes		14.25% PIK	5/2030	144,093	143,141	144,093	2.4%
Associations, Inc.(10)(14)(26)	First lien senior secured loan	S+	6.50%	7/2028	372,899	372,518	372,912	6.3%
						515,659	517,005	8.7%
Business services
Aurelia Netherlands B.V.(19)(26)(28)	First lien senior secured EUR term loan	E+	5.75%	5/2031	€50,193	52,626	51,715	0.9%
CIBT Global, Inc.(11)(14)(26)	First lien senior secured loan	S+	5.25% (4.25% PIK)	6/2027	973	588	199	—%
CIBT Global, Inc.(11)(17)(26)	Second lien senior secured loan	P+	7.75% PIK	12/2027	63,678	26,669	—	—%
CMG HoldCo, LLC (dba Crete United)(10)(14)(26)	First lien senior secured delayed draw term loan	S+	4.75%	5/2028	653	646	644	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment		Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
CoolSys, Inc.(14)	First lien senior secured loan		S+	4.75%	8/2028	11,924	11,691	11,596	0.2%
Denali BuyerCo, LLC (dba Summit Companies)(10)(14)(26)	First lien senior secured loan		S+	5.75%	9/2028	52,197	51,762	52,197	0.9%
Diamondback Acquisition, Inc. (dba Sphera)(13)(26)	First lien senior secured loan		S+	5.50%	9/2028	4,025	3,977	4,005	0.1%
DuraServ LLC(10)(13)(26)	First lien senior secured loan		S+	4.50%	6/2031	86,929	86,456	86,495	1.5%
Fullsteam Operations, LLC(10)(14)(26)	First lien senior secured loan		S+	8.25%	11/2029	13,001	12,658	13,001	0.2%
Fullsteam Operations, LLC(10)(14)(26)	First lien senior secured delayed draw term loan		S+	7.00%	11/2029	818	771	811	—%
Gainsight, Inc.(10)(14)(26)	First lien senior secured loan		S+	6.00%	7/2027	28,007	27,813	28,007	0.5%
Hercules Borrower, LLC (dba The Vincit Group)(14)(26)	First lien senior secured loan		S+	5.50%	12/2026	173,292	173,294	173,292	2.9%
Hercules Buyer, LLC (dba The Vincit Group)(10)(26)(30)(31)	Unsecured notes			0.48% PIK	12/2029	5,201	5,201	6,355	0.1%
Kaseya Inc.(13)(26)	First lien senior secured loan		S+	5.50%	6/2029	19,038	18,773	19,038	0.3%
Kaseya Inc.(10)(14)(26)	First lien senior secured delayed draw term loan		S+	5.50%	6/2029	578	554	578	—%
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(26)	First lien senior secured loan		S+	5.50%	10/2028	4,839	4,780	4,439	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(26)	First lien senior secured delayed draw term loan		S+	5.75%	10/2028	3	1	(16)	—%
Ping Identity Holding Corp.(14)(26)	First lien senior secured loan		S+	4.75%	10/2029	904	902	904	—%
Pye-Barker Fire & Safety, LLC(10)(14)(26)	First lien senior secured loan		S+	4.50%	5/2031	133,855	133,124	133,521	2.2%
Pye-Barker Fire & Safety, LLC(10)(14)(26)	First lien senior secured revolving loan		S+	4.50%	5/2030	2,435	2,348	2,386	—%
							614,634	589,167	9.9%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(13)(26)	Second lien senior secured loan		S+	7.75%	11/2028	10,000	9,913	9,746	0.2%
DCG ACQUISITION CORP. (dba DuBois Chemical)(13)(26)	First lien senior secured loan		S+	4.50%	6/2031	55,779	55,253	55,500	0.9%
Gaylord Chemical Company, L.L.C.(10)(14)(26)	First lien senior secured loan		S+	5.25%	12/2027	130,798	130,504	130,798	2.2%
Rocket BidCo, Inc. (dba Recochem)(14)(26)(28)	First lien senior secured loan		S+	5.75%	11/2030	197,500	193,793	195,525	3.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(26)	First lien senior secured loan	First lien senior secured loan	S+	5.50%	4/2027	21,546	21,328	21,546	0.4%
							410,791	413,115	7.0%
Consumer products
Conair Holdings LLC(13)(26)	Second lien senior secured loan		S+	7.50%	5/2029	130,335	129,704	119,583	2.0%
Feradyne Outdoors, LLC(14)(26)	First lien senior secured loan		S+	6.75% (3.74% PIK)	5/2028	76,043	76,043	65,207	1.1%
Foundation Consumer Brands, LLC(13)(26)	First lien senior secured loan		S+	6.25%	2/2027	2,997	2,997	2,997	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Lignetics Investment Corp.(10)(14)(26)	First lien senior secured loan	S+	5.50%	11/2027	39,409	39,316	39,212	0.7%
Lignetics Investment Corp.(10)(14)(26)	First lien senior secured revolving loan	S+	5.50%	10/2026	3,451	3,440	3,427	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(26)	First lien senior secured loan	S+	5.25%	3/2029	737	728	715	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(26)	First lien senior secured loan	S+	5.00%	3/2027	241,806	240,440	241,806	4.1%
						492,668	472,947	8.1%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(10)(13)(26)	First lien senior secured loan	S+	6.00%	12/2026	15,956	15,742	15,956	0.3%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(26)	First lien senior secured loan	S+	5.75%	9/2028	5,387	5,354	5,387	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(14)(26)	First lien senior secured revolving loan	S+	5.75%	9/2027	188	186	188	—%
Fortis Solutions Group, LLC(10)(14)(26)	First lien senior secured loan	S+	5.50%	10/2028	4,535	4,480	4,468	0.1%
Fortis Solutions Group, LLC(10)(14)(26)	First lien senior secured revolving loan	S+	5.50%	10/2027	162	157	155	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(14)(26)	First lien senior secured loan	S+	6.25%	5/2028	879	873	879	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(13)(26)	First lien senior secured loan	S+	5.25%	5/2028	3,479	3,456	3,462	0.1%
ABB/Con-cise Optical Group LLC(14)(26)	First lien senior secured loan	S+	7.50%	2/2028	63,778	63,200	62,503	1.0%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(10)(14)(26)	First lien senior secured loan	S+	5.00%	10/2029	152,598	151,236	152,598	2.6%
Endries Acquisition, Inc.(10)(13)(26)	First lien senior secured loan	S+	5.25%	12/2028	98,095	97,491	97,359	1.6%
Offen, Inc.(10)(13)(26)	First lien senior secured loan	S+	5.00%	6/2026	18,588	18,544	18,588	0.3%
						330,471	331,048	5.5%
Education
Severin Acquisition, LLC (dba PowerSchool)(13)(26)	First lien senior secured loan	S+	5.00% (2.25% PIK)	10/2031	752	745	745	—%
						745	745	—%
Energy equipment and services
Dresser Utility Solutions, LLC(13)(26)	First lien senior secured loan	S+	5.25%	3/2029	56,013	55,528	55,873	0.9%
						55,528	55,873	0.9%
Financial services
Baker Tilly Advisory Group, L.P.(13)(26)	First lien senior secured loan	S+	4.75%	6/2031	58,064	57,264	57,774	1.0%
Blackhawk Network Holdings, Inc.(6)(13)(26)	First lien senior secured loan	S+	5.00%	3/2029	74,625	73,279	75,453	1.3%
Cresset Capital Management, LLC(13)(26)	First lien senior secured loan	S+	5.00%	6/2030	7,797	7,724	7,797	0.1%
Finastra USA, Inc.(10)(14)(26)(28)	First lien senior secured loan	S+	7.25%	9/2029	94,335	93,496	94,335	1.6%
Klarna Holding AB(14)(26)(28)	Subordinated Floating Rate Notes	S+	7.00%	4/2034	1,000	1,000	1,000	—%
KRIV Acquisition Inc. (dba Riveron)(10)(14)(26)	First lien senior secured loan	S+	5.75%	7/2029	6,207	6,055	6,207	0.1%
Minotaur Acquisition, Inc. (dba Inspira Financial)(10)(13)(26)	First lien senior secured loan	S+	5.00%	6/2030	172,290	170,577	171,428	2.9%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(13)(26)	First lien senior secured loan	S+	5.00%	9/2028	36,001	35,911	36,001	0.6%
Smarsh Inc.(10)(14)(26)	First lien senior secured loan	S+	5.75%	2/2029	857	851	857	—%
Smarsh Inc.(10)(13)(26)	First lien senior secured revolving loan	S+	5.75%	2/2029	3	3	3	—%
						446,160	450,855	7.6%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(14)(26)	Second lien senior secured loan	S+	7.00%	9/2029	22,000	21,875	22,000	0.4%
Blast Bidco Inc. (dba Bazooka Candy Brands)(14)(26)	First lien senior secured loan	S+	6.00%	10/2030	29,331	28,690	29,331	0.5%
BP Veraison Buyer, LLC (dba Sun World)(10)(14)(26)	First lien senior secured loan	S+	5.25%	5/2029	91,808	91,171	91,808	1.5%
EAGLE FAMILY FOODS GROUP LLC(13)(26)	First lien senior secured loan	S+	5.00%	8/2030	1,633	1,617	1,625	—%
Gehl Foods, LLC(13)(26)	First lien senior secured loan	S+	6.25%	6/2030	69,403	68,753	69,056	1.2%
Gehl Foods, LLC(10)(14)(26)	First lien senior secured delayed draw term loan	S+	6.25%	6/2030	2,135	2,090	2,125	—%
H-Food Holdings, LLC(11)(17)(26)	Second lien senior secured loan	P+	6.00%	3/2026	121,800	109,259	4,872	0.1%
Hissho Parent, LLC(10)(14)(26)	First lien senior secured loan	S+	4.75%	5/2029	8,466	8,424	8,466	0.1%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(10)(13)(26)	First lien senior secured loan	S+	6.25%	3/2027	90,039	89,233	88,689	1.5%
Nellson Nutraceutical, LLC(10)(13)(26)	First lien senior secured loan	S+	5.75%	12/2025	25,567	25,540	25,567	0.4%
Ole Smoky Distillery, LLC(13)(26)	First lien senior secured loan	S+	5.50%	3/2028	859	849	853	—%
Par Technology Corporation(13)(26)(28)	First lien senior secured loan	S+	5.00%	7/2029	1,286	1,267	1,273	—%
Rushmore Investment III LLC (dba Winland Foods)(14)(26)	First lien senior secured loan	S+	5.00%	10/2030	274,119	271,603	274,119	4.6%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(26)	First lien senior secured loan	S+	4.50%	7/2025	46,308	46,225	45,921	0.8%
Tall Tree Foods, Inc.(10)(11)(14)	First lien senior secured loan	S+	9.40% PIK	3/2025	69,065	48,964	33,395	0.6%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(10)(13)(26)	First lien senior secured loan	S+	7.50% (3.90% PIK)	9/2026	208,850	207,901	208,850	3.5%
Vital Bidco AB (dba Vitamin Well)(14)(26)(28)	First lien senior secured loan	S+	4.50%	10/2031	47,843	47,185	47,173	0.8%
Vital Bidco AB (dba Vitamin Well)(10)(13)(26)(28)	First lien senior secured revolving loan	S+	4.50%	10/2030	2,725	2,584	2,580	—%
						1,073,230	957,703	16.0%
Healthcare equipment and services
Bamboo US BidCo LLC(10)(14)(26)	First lien senior secured loan	S+	5.25%	9/2030	5,544	5,544	5,544	0.1%
Bamboo US BidCo LLC(19)(26)	First lien senior secured EUR term loan	E+	5.25%	9/2030	€3,139	3,302	3,250	0.1%
Cadence, Inc.(10)(14)	First lien senior secured loan	S+	5.00%	5/2026	33,427	32,423	31,918	0.5%
Creek Parent, Inc. (dba Catalent)(13)(26)	First lien senior secured loan	S+	5.25%	12/2031	86,023	84,524	84,518	1.4%
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(26)	First lien senior secured loan	S+	5.75%	2/2029	1,249	1,232	1,236	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Nelipak Holding Company(10)(13)(26)	First lien senior secured loan	S+	5.50%	3/2031	22,202	21,852	21,692	0.4%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(18)(26)	First lien senior secured EUR term loan	E+	5.50%	3/2031	€37,109	39,604	37,621	0.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(14)(26)(28)	First lien senior secured loan	S+	5.25%	1/2028	124,840	123,822	124,840	2.1%
PerkinElmer U.S. LLC(10)(13)(26)	First lien senior secured loan	S+	5.00%	3/2029	22,201	22,160	22,147	0.4%
Rhea Parent, Inc.(14)(26)	First lien senior secured loan	S+	4.75%	12/2030	€33,613	33,512	33,509	0.6%
TBRS, Inc. (dba TEAM Technologies)(14)(26)	First lien senior secured loan	S+	4.75%	11/2031	28,085	27,945	27,945	0.5%
TBRS, Inc. (dba TEAM Technologies)(10)(14)(26)	First lien senior secured revolving loan	S+	4.75%	11/2030	255	234	234	—%
						396,154	394,454	6.7%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(10)(13)(26)	First lien senior secured loan	S+	5.25%	10/2030	993	980	993	—%
Covetrus, Inc.(14)(26)	Second lien senior secured loan	S+	9.25%	10/2030	5,000	4,916	4,863	0.1%
Engage Debtco Limited(10)(14)(26)(28)	First lien senior secured loan	S+	5.93% (2.75% PIK)	7/2029	1,033	1,015	1,007	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(14)(26)	First lien senior secured loan	S+	9.75% PIK	9/2028	78,864	78,122	78,667	1.3%
KABAFUSION Parent, LLC(14)(26)	First lien senior secured loan	S+	5.00%	11/2031	22,222	22,003	22,000	0.4%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(14)(26)	First lien senior secured loan	S+	4.75%	12/2029	64,604	63,555	64,604	1.1%
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(10)(13)(26)	First lien senior secured loan	S+	4.00%	9/2030	568	566	565	—%
Maple Acquisition, LLC (dba Medicus)(15)(26)	First lien senior secured loan	S+	5.25%	5/2031	63,543	63,096	63,543	1.1%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(14)(26)	First lien senior secured loan	S+	8.00% (3.00% PIK)	4/2026	114,369	113,973	91,281	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(14)(26)	First lien senior secured revolving loan	S+	7.00%	4/2026	7,071	7,033	5,057	0.1%
National Dentex Labs LLC (fka Barracuda Dental LLC)(16)(26)	First lien senior secured delayed draw term loan	S+	10.00% PIK	4/2026	8,052	8,040	6,361	0.1%
Natural Partners, LLC(10)(14)(26)(28)	First lien senior secured loan	S+	4.50%	11/2027	1,232	1,217	1,226	—%
OB Hospitalist Group, Inc.(10)(13)(26)	First lien senior secured loan	S+	5.25%	9/2027	107,590	106,299	107,321	1.8%
Pacific BidCo Inc.(10)(15)(26)(28)	First lien senior secured loan	S+	6.00% (2.05% PIK)	8/2029	36,012	35,376	35,112	0.6%
PetVet Care Centers, LLC(13)(26)	First lien senior secured loan	S+	6.00%	11/2030	107,126	106,180	102,573	1.7%
Phantom Purchaser, Inc.(14)(26)	First lien senior secured loan	S+	5.00%	9/2031	29,258	28,974	29,038	0.5%
Physician Partners, LLC(14)(26)	First lien senior secured loan	S+	4.00%	12/2028	9,725	3,979	6,467	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units		Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Plasma Buyer LLC (dba PathGroup)(14)(26)	First lien senior secured loan	S+	5.75%	5/2029	665		656	657	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(26)	First lien senior secured delayed draw term loan	S+	6.25%	5/2029	20		20	20	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(26)	First lien senior secured revolving loan	S+	5.75%	5/2028	42		42	41	—%
PPV Intermediate Holdings, LLC(14)(26)	First lien senior secured loan	S+	5.75%	8/2029	928		914	928	—%
PPV Intermediate Holdings, LLC(14)(26)	First lien senior secured delayed draw term loan	S+	6.00%	8/2029	57		57	57	—%
Premier Imaging, LLC (dba LucidHealth)(10)(14)(26)	First lien senior secured loan	S+	6.00% (6.47% PIK)	3/2026	47,579		47,579	44,130	0.7%
Premise Health Holding Corp.(14)(26)	First lien senior secured loan	S+	5.50%	3/2031	47,316		46,667	47,198	0.8%
Quva Pharma, Inc.(10)(15)(26)	First lien senior secured loan	S+	5.50%	4/2028	51,967		51,096	51,447	0.9%
Quva Pharma, Inc.(10)(15)(26)	First lien senior secured revolving loan	S+	5.50%	4/2026	3,360		3,329	3,320	0.1%
Tivity Health, Inc.(13)(26)	First lien senior secured loan	S+	5.00%	6/2029	494		494	494	—%
Unified Women's Healthcare, LP(14)(26)	First lien senior secured loan	S+	5.25%	6/2029	893		888	893	—%
Unified Women's Healthcare, LP(14)(26)	First lien senior secured loan	S+	5.50%	6/2029	24,773		24,609	24,773	0.4%
Unified Women's Healthcare, LP(10)(13)(26)	First lien senior secured delayed draw term loan	S+	5.25%	6/2029	8,812		8,748	8,812	0.1%
Vermont Aus Pty Ltd(21)(26)(28)	First lien senior secured AUD term loan	BB+	5.75%	3/2028	A$	1,297	880	799	—%
							831,303	804,247	13.4%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(14)(26)	First lien senior secured loan	S+	5.75%	8/2028	110,630		109,572	109,247	1.8%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(26)	First lien senior secured revolving loan	S+	5.75%	8/2026	7,904		7,837	7,755	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(26)	First lien senior secured delayed draw term loan	S+	5.75%	8/2028	10,146		9,856	9,966	0.2%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(13)(26)	First lien senior secured loan	S+	5.00%	8/2031	44,636		44,388	44,524	0.7%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(14)(26)	First lien senior secured loan	S+	6.00%	10/2028	4,493		4,437	4,413	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(14)(26)	First lien senior secured revolving loan	S+	6.00%	10/2027	43		40	37	—%
Indikami Bidco, LLC (dba IntegriChain)(13)(26)	First lien senior secured loan	S+	6.50% (2.50% PIK)	12/2030	16,166		15,843	16,085	0.3%
Indikami Bidco, LLC (dba IntegriChain)(10)(13)(26)	First lien senior secured delayed draw term loan	S+	6.00%	12/2030	127		109	126	—%
Indikami Bidco, LLC (dba IntegriChain)(10)(13)(26)	First lien senior secured revolving loan	S+	6.00%	6/2030	570		540	563	—%
Inovalon Holdings, Inc.(10)(14)(26)	First lien senior secured loan	S+	5.75%	11/2028	207,472		204,411	204,879	3.4%
Inovalon Holdings, Inc.(14)(26)	Second lien senior secured loan	S+	10.50% PIK	11/2033	129,648		128,165	128,352	2.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(14)(26)(28)	First lien senior secured loan	S+	6.50%	8/2026	123,549		123,021	120,460	2.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc. (dba Lyniate)(10)(14)(26)	First lien senior secured loan	S+	6.25%	3/2028	67,680	67,486	65,988	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(13)(26)	First lien senior secured revolving loan	S+	6.25%	3/2028	274	242	142	—%
RL Datix Holdings (USA), Inc.(15)(26)	First lien senior secured loan	S+	5.50%	4/2031	42,737	42,340	42,523	0.7%
RL Datix Holdings (USA), Inc.(10)(22)(26)	First lien senior secured revolving loan	SA+	5.50%	10/2030	£852	991	1,024	—%
RL Datix Holdings (USA), Inc.(22)(26)	First lien senior secured GBP term loan	SA+	5.50%	4/2031	£19,792	24,491	24,663	0.4%
Salinger Bidco Inc. (dba Surgical Information Systems)(13)(26)	First lien senior secured loan	S+	5.75%	8/2031	31,242	30,791	31,164	0.5%
						814,560	811,911	13.5%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(26)	First lien senior secured loan	S+	7.00% (2.50% PIK)	11/2026	189,359	188,763	179,417	3.0%
Mario Midco Holdings, Inc. (dba Len the Plumber)(13)(26)	Unsecured facility	S+	10.75% PIK	4/2032	5,631	5,536	5,434	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(26)	First lien senior secured loan	S+	5.75%	4/2029	20,042	19,728	19,419	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(26)	First lien senior secured revolving loan	S+	5.75%	4/2028	414	399	376	—%
SimpliSafe Holding Corporation(10)(13)(26)	First lien senior secured loan	S+	6.25%	5/2028	6,785	6,698	6,785	0.1%
						221,124	211,431	3.5%
Human resource support services
Cornerstone OnDemand, Inc.(13)(26)	Second lien senior secured loan	S+	6.50%	10/2029	115,833	114,642	98,748	1.7%
IG Investments Holdings, LLC (dba Insight Global)(14)(26)	First lien senior secured loan	S+	5.00%	9/2028	50,059	50,062	50,059	0.8%
						164,704	148,807	2.5%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(10)(14)(26)	First lien senior secured loan	S+	5.50%	1/2031	28,775	28,480	28,775	0.5%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(26)	First lien senior secured loan	S+	6.75%	4/2030	830	818	822	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(26)	First lien senior secured revolving loan	S+	6.75%	4/2029	43	41	42	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(14)(26)	First lien senior secured loan	S+	5.25%	2/2031	11,496	11,289	11,352	0.2%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(10)(13)(26)	First lien senior secured delayed draw term loan	S+	5.25%	2/2031	532	482	514	—%
LineStar Integrity Services LLC(10)(14)(26)	First lien senior secured loan	S+	7.25%	2/2026	69,947	67,861	66,800	1.1%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(14)(26)	First lien senior secured loan	S+	5.75%	3/2028	1,013	1,001	1,009	—%
Vessco Midco Holdings, LLC(13)(26)	First lien senior secured loan	S+	4.75%	7/2031	37,696	37,336	37,508	0.6%
Vessco Midco Holdings, LLC(10)(15)(26)	First lien senior secured delayed draw term loan	S+	4.75%	7/2031	3,309	3,234	3,292	0.1%
						150,542	150,114	2.5%
Insurance
Alera Group, Inc.(10)(13)(26)	First lien senior secured loan	S+	5.25%	10/2028	34,109	34,109	34,109	0.6%
AmeriLife Holdings LLC(10)(14)(26)	First lien senior secured loan	S+	5.00%	8/2029	1,131	1,115	1,125	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Brightway Holdings, LLC(10)(14)(26)	First lien senior secured loan	S+	6.50%	12/2027	29,230	29,020	29,084	0.5%
Brightway Holdings, LLC(10)(13)(26)	First lien senior secured revolving loan	S+	6.50%	12/2027	1,263	1,244	1,247	—%
Diamond Mezzanine 24 LLC (dba United Risk)(14)(26)	First lien senior secured loan	S+	5.00%	10/2030	10,688	10,636	10,634	0.2%
Diamond Mezzanine 24 LLC (dba United Risk)(17)(26)	First lien senior secured revolving loan	P+	4.00%	10/2030	713	709	709	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)(14)(26)	First lien senior secured loan	S+	6.25%	4/2028	138,845	137,758	138,845	2.3%
Evolution BuyerCo, Inc. (dba SIAA)(10)(14)(26)	First lien senior secured delayed draw term loan	S+	6.00%	4/2028	3,945	3,810	3,945	0.1%
Galway Borrower LLC(10)(14)(26)	First lien senior secured delayed draw term loan	S+	4.50%	9/2028	44	43	44	—%
Integrity Marketing Acquisition, LLC(14)(26)	First lien senior secured loan	S+	5.00%	8/2028	41,515	41,315	41,515	0.7%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(13)(26)	First lien senior secured loan	S+	10.50% PIK	7/2030	42,154	41,841	42,154	0.7%
Norvax, LLC (dba GoHealth)(10)(14)(26)	First lien senior secured revolving loan	S+	6.50%	6/2025	2,080	2,080	2,080	—%
PCF Midco II, LLC (dba PCF Insurance Services)(26)(31)	First lien senior secured loan		9.00% PIK	10/2031	157,962	149,111	150,459	2.5%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(26)	First lien senior secured loan	S+	5.50%	11/2028	81,618	81,618	81,618	1.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(14)(26)	First lien senior secured delayed draw term loan	S+	5.50%	11/2028	27,003	27,003	27,003	0.5%
Simplicity Financial Marketing Group Holdings, Inc.(14)(26)	First lien senior secured loan	S+	5.00%	12/2031	30,893	30,584	30,584	0.5%
Tempo Buyer Corp. (dba Global Claims Services)(14)(26)	First lien senior secured loan	S+	4.75%	8/2028	1,056	1,043	1,056	—%
THG Acquisition, LLC (dba Hilb)(10)(13)(26)	First lien senior secured loan	S+	4.75%	10/2031	29,846	29,527	29,517	0.5%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(13)(26)	First lien senior secured loan	S+	5.00%	12/2029	37,914	37,734	37,914	0.6%
						660,300	663,642	11.1%
Internet software and services
AI Titan Parent, Inc. (dba Prometheus Group)(13)(26)	First lien senior secured loan	S+	4.75%	8/2031	755	747	747	—%
AlphaSense, Inc.(14)(26)	First lien senior secured loan	S+	6.25%	6/2029	707	700	700	—%
Anaplan, Inc.(10)(14)(26)	First lien senior secured loan	S+	5.25%	6/2029	139,134	139,098	139,134	2.3%
Aptean Acquiror, Inc. (dba Aptean)(10)(14)(26)	First lien senior secured loan	S+	5.00%	1/2031	872	865	870	—%
Armstrong Bidco Limited(10)(22)(26)(28)	First lien senior secured GBP delayed draw term loan	SA+	5.25%	6/2029	£2,960	3,577	3,689	0.1%
Artifact Bidco, Inc. (dba Avetta)(14)(26)	First lien senior secured loan	S+	4.50%	7/2031	9,105	9,062	9,059	0.2%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(10)(13)(26)	First lien senior secured loan	S+	6.50%	3/2031	11,971	11,796	11,880	0.2%
Barracuda Networks, Inc.(6)(14)	First lien senior secured loan	S+	4.50%	8/2029	12,797	11,934	11,807	0.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(14)(26)	First lien senior secured loan	S+	6.25% (3.38% PIK)	10/2028	71,430	71,417	71,430	1.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
BCTO BSI Buyer, Inc. (dba Buildertrend)(14)(26)	First lien senior secured loan	S+	6.50%	12/2026	60,032	59,803	60,032	1.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(14)(26)	First lien senior secured loan	S+	5.50%	8/2027	12,936	12,774	12,566	0.2%
CivicPlus, LLC(10)(14)(26)	First lien senior secured loan	S+	5.75%	8/2027	36,035	35,852	36,035	0.6%
Coupa Holdings, LLC(14)(26)	First lien senior secured loan	S+	5.25%	2/2030	781	781	781	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(15)(26)	Unsecured notes	S+	11.75% PIK	6/2034	£25,089	24,688	25,089	0.4%
Crewline Buyer, Inc. (dba New Relic)(13)(26)	First lien senior secured loan	S+	6.75%	11/2030	110,269	108,799	108,890	1.8%
Delinea Buyer, Inc. (f/k/a Centrify)(10)(14)(26)	First lien senior secured loan	S+	5.75%	3/2028	88,434	87,172	88,434	1.5%
EET Buyer, Inc. (dba e-Emphasys)(14)(26)	First lien senior secured loan	S+	4.75%	11/2027	4,420	4,397	4,420	0.1%
Forescout Technologies, Inc.(14)(26)	First lien senior secured loan	S+	5.00%	5/2031	79,201	78,830	78,805	1.3%
Granicus, Inc.(14)(26)	First lien senior secured loan	S+	5.75% (2.25% PIK)	1/2031	7,841	7,772	7,841	0.1%
Granicus, Inc.(14)(26)	First lien senior secured delayed draw term loan	S+	5.25% (2.25% PIK)	1/2031	1,162	1,151	1,150	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(26)(28)	First lien senior secured loan	S+	7.50%	4/2026	51,567	51,157	51,438	0.9%
Hyland Software, Inc.(13)(26)	First lien senior secured loan	S+	6.00%	9/2030	52,637	51,952	52,637	0.9%
Icefall Parent, Inc. (dba EngageSmart)(13)(26)	First lien senior secured loan	S+	6.50%	1/2030	22,051	21,663	22,051	0.4%
JS Parent, Inc. (dba Jama Software)(14)(26)	First lien senior secured loan	S+	5.00%	4/2031	909	905	909	—%
Litera Bidco LLC(10)(13)(26)	First lien senior secured loan	S+	5.00%	5/2028	139,455	138,814	139,106	2.3%
MINDBODY, Inc.(10)(14)(26)	First lien senior secured loan	S+	7.00%	9/2025	62,018	61,989	62,018	1.0%
Ministry Brands Holdings, LLC(10)(13)(26)	First lien senior secured loan	S+	5.50%	12/2028	756	747	751	—%
PDI TA Holdings, Inc.(14)(26)	First lien senior secured loan	S+	5.00%	2/2031	14,928	14,726	14,779	0.2%
PDI TA Holdings, Inc.(10)(14)(26)	First lien senior secured delayed draw term loan	S+	5.50%	2/2031	1,936	1,896	1,909	—%
QAD, Inc.(13)(26)	First lien senior secured loan	S+	4.75%	11/2027	26,450	26,450	26,384	0.4%
SailPoint Technologies Holdings, Inc.(14)(26)	First lien senior secured loan	S+	6.00%	8/2029	29,853	29,387	29,853	0.5%
Securonix, Inc.(14)(26)	First lien senior secured loan	S+	7.75% (3.75% PIK)	4/2028	847	842	735	—%
Securonix, Inc.(10)(14)(26)	First lien senior secured revolving loan	S+	7.00%	4/2028	3	3	(17)	—%
Sitecore Holding III A/S(19)(26)	First lien senior secured EUR term loan	E+	7.75% 4.25% PIK)	3/2029	25,001	26,219	25,889	0.4%
Sitecore Holding III A/S(14)(26)	First lien senior secured loan	S+	7.75% (4.25% PIK)	3/2029	4,290	4,265	4,290	0.1%
Sitecore USA, Inc.(14)(26)	First lien senior secured loan	S+	7.75% (4.25% PIK)	3/2029	25,865	25,713	25,865	0.4%
Spaceship Purchaser, Inc. (dba Squarespace)(14)(26)	First lien senior secured loan	S+	5.00%	10/2031	3,506	3,488	3,488	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(26)	First lien senior secured loan	S+	5.50%	6/2028	68,116	67,735	68,116	1.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
When I Work, Inc.(14)(26)	First lien senior secured loan	S+	5.50%	11/2027	5,985	5,959	5,776	0.1%
Zendesk, Inc.(14)(26)	First lien senior secured loan	S+	5.00%	11/2028	71,044	70,083	71,044	1.2%
						1,275,208	1,280,380	21.2%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(13)(26)(28)	First lien senior secured loan	S+	5.25%	7/2031	196,798	194,380	196,306	3.3%
Troon Golf, L.L.C.(10)(14)(26)	First lien senior secured loan	S+	4.50%	8/2028	43,549	43,519	43,549	0.7%
Troon Golf, L.L.C.(10)(17)(26)	First lien senior secured revolving loan	P+	4.50%	8/2028	195	195	195	—%
						238,094	240,050	4.0%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(14)(26)	First lien senior secured loan	S+	6.00%	10/2028	104,961	103,258	103,912	1.7%
FR Flow Control CB LLC (dba Trillium Flow Technologies)(14)(26)(28)	First lien senior secured loan	S+	5.25%	12/2029	24,017	23,838	23,837	0.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(13)(26)	First lien senior secured loan	S+	4.00%	12/2027	14,923	14,894	14,923	0.3%
Helix Acquisition Holdings, Inc. (dba MW Industries)(13)(26)	First lien senior secured loan	S+	7.00%	3/2030	946	923	939	—%
Ideal Tridon Holdings, Inc.(14)(26)	First lien senior secured loan	S+	6.75%	4/2028	26,667	26,095	26,667	0.4%
JSG II, Inc.(10)(13)(26)	First lien senior secured loan	S+	4.50%	6/2026	13,495	13,462	13,495	0.2%
Loparex Midco BV(14)(26)	First lien senior secured loan	S+	6.00%	2/2027	794	794	794	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(14)(26)	First lien senior secured loan	S+	6.00%	7/2027	82,241	81,792	82,241	1.4%
PHM Netherlands Midco B.V. (dba Loparex)(14)(26)	Second lien senior secured loan	S+	8.75%	7/2027	112,000	108,681	101,640	1.7%
PHM Netherlands Midco B.V. (dba Loparex)(14)(26)	Second lien senior secured loan	S+	8.50%	7/2027	21,000	20,029	20,003	0.3%
Sonny's Enterprises, LLC(10)(14)(26)	First lien senior secured loan	S+	5.50%	8/2028	236,578	234,707	235,395	4.0%
Sonny's Enterprises, LLC(10)(14)(26)	First lien senior secured delayed draw term loan	S+	5.50%	8/2028	1,885	1,796	1,876	—%
Sonny's Enterprises, LLC(10)(14)(26)	First lien senior secured revolving loan	S+	5.50%	8/2027	4,744	4,645	4,649	0.1%
						634,914	630,371	10.5%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(13)(26)	First lien senior secured loan	S+	5.00%	6/2031	19,717	19,531	19,520	0.3%
Gerson Lehrman Group, Inc.(14)(26)	First lien senior secured loan	S+	5.25%	12/2027	122,818	121,957	122,511	2.1%
Guidehouse Inc.(13)(26)	First lien senior secured loan	S+	5.75% (2.00% PIK)	12/2030	4,632	4,632	4,608	0.1%
Paris US Holdco, Inc. (dba Precinmac)(13)(26)	First lien senior secured loan	S+	5.00%	12/2031	21,628	21,414	21,412	0.4%
Relativity ODA LLC(13)(26)	First lien senior secured loan	S+	4.50%	5/2029	76,621	76,331	76,429	1.3%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sensor Technology Topco, Inc. (dba Humanetics)(10)(14)(26)	First lien senior secured loan	S+	7.00%	5/2028	65,679	65,445	66,008	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(13)(26)	First lien senior secured revolving loan	S+	6.50%	5/2028	3,675	3,656	3,691	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(19)(26)	First lien senior secured EUR delayed draw term loan	E+	7.25%	5/2028	€11,870	12,847	12,351	0.2%
Vensure Employer Services, Inc.(10)(14)(26)	First lien senior secured loan	S+	5.00%	9/2031	828	819	819	—%
						326,632	327,349	5.6%
Specialty retail
Galls, LLC(10)(14)(26)	First lien senior secured loan	S+	6.50% (1.50% PIK)	3/2030	102,132	100,596	102,132	1.7%
Milan Laser Holdings LLC(14)(26)	First lien senior secured loan	S+	5.00%	4/2027	23,567	23,462	23,567	0.4%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(14)(26)	First lien senior secured loan	S+	7.25% (2.50% PIK)	11/2027	118,969	118,025	105,883	1.8%
The Shade Store, LLC(14)(26)	First lien senior secured loan	S+	6.00%	10/2029	38,990	37,565	38,015	0.6%
The Shade Store, LLC(10)(14)(26)	First lien senior secured revolving loan	S+	6.00%	10/2028	965	849	864	—%
						280,497	270,461	4.5%
Telecommunications
EOS Finco S.A.R.L(15)(26)(28)	First lien senior secured loan	S+	6.00%	10/2029	21,500	15,256	14,405	0.2%
EOS Finco S.A.R.L(10)(14)(26)(28)	First lien senior secured delayed draw term loan	S+	6.00%	10/2029	69	(612)	(713)	—%
Park Place Technologies, LLC(13)(26)	First lien senior secured loan	S+	5.25%	3/2031	2,344	2,323	2,333	—%
Park Place Technologies, LLC(10)(13)(26)	First lien senior secured revolving loan	S+	5.25%	3/2030	79	77	78	—%
PPT Holdings III, LLC (dba Park Place Technologies)(26)(31)	First lien senior secured loan		12.75% PIK	3/2034	827	809	817	—%
						17,853	16,920	0.2%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(14)(26)	First lien senior secured loan	S+	5.00%	5/2030	4,477	4,478	4,477	0.1%
Lytx, Inc.(13)(26)	First lien senior secured loan	S+	5.00%	2/2028	71,005	71,005	71,005	1.2%
						75,483	75,482	1.3%
Total non-controlled/non-affiliated portfolio company debt investments						$10,874,794	$10,642,267	178.1%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(12)(26)(27)	Class A Common Stock		N/A	N/A	46,605	2,557	8,337	0.1%
Space Exploration Technologies Corp.(12)(26)(27)	Class C Common Stock		N/A	N/A	9,360	446	1,674	—%
						3,003	10,011	0.1%
Asset based lending and fund finance
Amergin Asset Management, LLC(12)(26)(27)	Class A Units		N/A	N/A	25,000,000	1	778	—%
						1	778	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(7)(12)(26)(27)(28)	LP Interest		N/A	N/A	33,000,000	31,934	38,072	0.6%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(26)(27)(31)	Series A Convertible Preferred Stock		7.00% PIK	N/A	193,023,000	189,900	193,023	3.2%
						221,834	231,095	3.8%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(12)(26)(27)	Class A-2 Common Units		N/A	N/A	2,181,629	1,860	310	—%
Dodge Construction Network Holdings, L.P.(14)(26)(27)	Series A Preferred Units	S+	8.25%	N/A	—	45	26	—%
						1,905	336	—%
Business services
Denali Holding, LP (dba Summit Companies)(12)(26)(27)	Class A Units		N/A	N/A	337,460	3,431	5,959	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(12)(26)(27)(30)	Common Units		N/A	N/A	2,190,000	2,192	2,676	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(26)(27)	Perpetual Preferred Stock	S+	10.75% PIK	N/A	14,000	19,164	19,423	0.3%
						24,787	28,058	0.4%
Consumer Products
ASP Conair Holdings LP(12)(26)(27)	Class A Units		N/A	N/A	60,714	6,071	6,600	0.1%
						6,071	6,600	0.1%
Financial services
Blend Labs, Inc.(12)(26)(27)	Warrants		N/A	N/A	179,529	975	8	—%
						975	8	—%
Food and beverage
HFS Matterhorn Topco, Inc.(12)(26)(27)	LLC interest		N/A	N/A	10,875	10,875	—	—%
Hissho Sushi Holdings, LLC(12)(26)(27)	Class A Units		N/A	N/A	7,502	60	97	—%
						10,935	97	—%
Healthcare equipment and services
KPCI Holdings, L.P.(12)(26)(27)	Class A Units		N/A	N/A	30,452	32,285	85,003	1.4%
Maia Aggregator, LP(12)(26)(27)	Class A-2 Units		N/A	N/A	168,539	169	152	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(12)(26)(27)(28)	Class B Units		N/A	N/A	108,429	162	448	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(26)(27)(28)(31)	Class A Units		8.00% PIK	N/A	7,874	10,551	10,498	0.2%
Rhea Acquisition Holdings, LP(12)(26)(27)	Series A-2 Units		N/A	N/A	119,048	119	144	—%
						43,286	96,245	1.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(12)(26)(27)	Class A Interests		N/A	N/A	6,670	6,670	6,102	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(12)(26)(27)	Class A Interest		N/A	N/A	452	4,518	5,121	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(26)(27)(31)	Series A Preferred Stock		15.00% PIK	N/A	12,183	13,912	13,092	0.2%
XOMA Corporation(12)(26)(27)	Warrants		N/A	N/A	30,000	205	349	—%
						25,305	24,664	0.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare technology
BEHP Co-Investor II, L.P.(12)(26)(27)(28)	LP Interest	N/A	N/A	1,269,969	1,043	1,297	—%
Minerva Holdco, Inc.(26)(27)(31)	Senior A Preferred Stock	10.75% PIK	N/A	7,000	9,439	9,231	0.2%
WP Irving Co-Invest, L.P.(12)(26)(27)(28)	Partnership Units	N/A	N/A	1,250,000	959	1,276	—%
					11,441	11,804	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(26)(27)(31)	Series A Preferred Stock	10.50% PIK	N/A	38,500	52,839	42,272	0.7%
					52,839	42,272	0.7%
Insurance
Accelerate Topco Holdings, LLC(12)(26)(27)	Common Units	N/A	N/A	513	14	24	—%
Evolution Parent, LP (dba SIAA)(12)(26)(27)	LP Interest	N/A	N/A	42,838	4,284	4,874	0.1%
GoHealth, Inc.(5)(12)(26)	Common stock	N/A	N/A	68,125	5,234	912	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(12)(26)(27)	LP Interest	N/A	N/A	63,079	641	630	—%
Hockey Parent Holdings, L.P.(12)(26)(27)	Class A Common Units	N/A	N/A	10,000	10,010	11,173	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(26)(27)	Class A Units	N/A	N/A	14,772,724	37,464	69,015	1.2%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(26)(27)	Warrants	N/A	N/A	1,288,200	4,396	4,065	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(26)(27)(31)	Preferred equity	15.00% PIK	N/A	16,644	15,408	19,077	0.3%
					77,451	109,770	1.9%
Internet and software services
AlphaSense, LLC(12)(26)(27)	Series E Preferred Shares	N/A	N/A	3,386	153	152	—%
BCTO WIW Holdings, Inc. (dba When I Work)(12)(26)(27)	Class A Common Stock	N/A	N/A	13,000	1,300	711	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(12)(26)(27)	Common Units	N/A	N/A	7,503,843	7,504	11,264	0.2%
Elliott Alto Co-Investor Aggregator L.P.(12)(26)(27)(28)	LP Interest	N/A	N/A	3,134	3,155	4,882	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(12)(26)(27)(28)	LP Interest	N/A	N/A	1,233,000	1,233	1,544	—%
Bird Holding B.V. (fka MessageBird Holding B.V.)(12)(26)(27)(28)	Extended Series C Warrants	N/A	N/A	122,890	753	180	—%
Project Alpine Co-Invest Fund, LP(12)(26)(27)(28)	LP Interest	N/A	N/A	10,000,000	10,007	13,132	0.2%
Project Hotel California Co-Invest Fund, L.P.(12)(26)(27)(28)	LP Interest	N/A	N/A	2,685,000	2,687	3,092	0.1%
Thunder Topco L.P. (dba Vector Solutions)(12)(26)(27)	Common Units	N/A	N/A	3,829,614	3,830	4,556	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(26)(27)(31)	Series A Preferred Stock	10.00% PIK	N/A	21,250	25,029	26,281	0.4%
WMC Bidco, Inc. (dba West Monroe)(26)(27)(31)	Senior Preferred Stock	11.25% PIK	N/A	16,692	23,491	23,240	0.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Zoro TopCo, Inc.(14)(26)(27)	Series A Preferred Equity	S+	9.50% PIK	N/A	9,554	12,110	12,404	0.2%
Zoro TopCo, L.P.(12)(26)(27)	Class A Common Units		N/A	N/A	796,165	7,962	8,669	0.1%
						99,214	110,107	1.8%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(26)(27)	LP Interest		N/A	N/A	32,500	3,250	3,847	0.1%
Windows Entities(26)(27)(29)	LLC Units		N/A	N/A	31,844	60,319	138,628	2.3%
						63,569	142,475	2.4%
Total non-controlled/non-affiliated portfolio company equity investments						$642,616	$814,320	13.4%
Total non-controlled/non-affiliated portfolio company investments						$11,517,410	$11,456,587	191.5%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments
Education
Pluralsight, LLC(10)(14)(26)	First lien senior secured loan	S+	4.50% (1.50% PIK)	8/2029	19,001	19,001	19,001	0.3%
Pluralsight, LLC(14)(26)	First lien senior secured loan	S+	7.50% PIK	8/2029	19,539	19,539	19,539	0.3%
						38,540	38,540	0.6%
Specialty retail
Ideal Image Development, LLC(14)(26)	First lien senior secured loan	S+	6.50% PIK	2/2029	4,795	4,757	4,675	0.1%
Ideal Image Development, LLC(13)(26)	First lien senior secured loan	S+	6.00%	5/1/2026	1,275	1,275	1,275	—%
Ideal Image Development, LLC(10)(16)(26)	First lien senior secured revolving loan	S+	6.50% PIK	2/2029	1,529	1,529	1,482	—%
						7,561	7,432	0.1%
Total non-controlled/affiliated portfolio company debt investments						$46,101	$45,972	0.7%

Equity Investments
Education
Paradigmatic Holdco LLC (dba Pluralsight)(12)(26)(27)	Common stock		N/A	N/A	6,309,550	16,742	16,742	0.3%
						16,742	16,742	0.3%
Pharmaceuticals
LSI Financing 1 DAC(10)(26)(27)(28)(31)	Preferred equity		N/A	N/A	6,174,611	4,746	4,771	0.1%
LSI Financing LLC(7)(10)(26)(27)(28)(31)	Common Equity		N/A	N/A	156,003,689	156,004	158,824	2.7%
						160,750	163,595	2.8%
Specialty retail
Ideal Topco, L.P.(12)(26)(27)	Class A-2 Common Units		N/A	N/A	6,219,512	—	—	—%
Ideal Topco, L.P.(12)(26)(27)	Class A-1 Preferred Units		N/A	N/A	9,512,195	9,512	8,751	0.1%
						9,512	8,751	0.1%
Total non-controlled/affiliated portfolio company equity investments						$187,004	$189,088	3.2%
Total non-controlled/affiliated portfolio company investments						$233,105	$235,060	3.9%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments(25)
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(13)(26)	First lien senior secured loan	S+	8.00%	11/2027	67,268	67,268	67,268	1.1%
Swipe Acquisition Corporation (dba PLI)(13)(26)	First lien senior secured loan	S+	8.00%	6/2026	5,261	5,228	5,261	0.1%
Swipe Acquisition Corporation (dba PLI)(10)(13)(26)	First lien senior secured loan	S+	5.00%	11/2027	35,593	35,247	35,238	0.6%
						107,743	107,767	1.8%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(26)(28)(31)	First lien senior secured loan		12.00% PIK	7/2030	45,105	45,105	45,105	0.8%
AAM Series 2.1 Aviation Feeder, LLC(26)(28)(31)	First lien senior secured loan		12.00% PIK	11/2030	45,630	45,630	45,630	0.8%
						90,735	90,735	1.6%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(10)(11)(14)	First lien senior secured loan	S+	6.00% PIK	12/2026	20,064	17,721	2,916	—%
						17,721	2,916	—%
Household products
Walker Edison Furniture Company LLC(10)(11)(14)(26)	First lien senior secured loan	S+	6.75% PIK	3/2027	39,459	31,220	5,188	0.1%
Walker Edison Furniture Company LLC(11)(14)(26)	First lien senior secured revolving loan	S+	6.25%	3/2027	11,241	11,255	7,223	0.1%
						42,475	12,411	0.2%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)	First lien senior secured loan	S+	7.50%	4/2028	87,138	85,895	86,702	1.5%
						85,895	86,702	1.5%
Total controlled/affiliated portfolio company debt investments						$344,569	$300,531	5.1%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(12)(26)(27)	Class A Common Units		N/A	N/A	86,745	48,007	92,705	1.6%
						48,007	92,705	1.6%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(12)(26)(27)(28)	LLC Interest		N/A	N/A	26,763,000	26,771	30,006	0.5%
AAM Series 2.1 Aviation Feeder, LLC(10)(12)(26)(27)(28)	LLC Interest		N/A	N/A	25,601,000	25,646	32,050	0.5%
Wingspire Capital Holdings LLC(9)(10)(27)	LLC Interest		N/A	N/A	431,405,000	431,405	508,887	8.5%
						483,822	570,943	9.5%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(12)(27)	Class A Common Units		N/A	N/A	248,271	4,300	—	—%
						4,300	—	—%
Household products
Walker Edison Holdco LLC(12)(26)(27)	Common Units		N/A	N/A	245,906	23,762	—	—%
						23,762	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(12)(27)	Common Units	N/A	N/A	576,276	24,058	25,099	0.4%
					24,058	25,099	0.4%
Insurance
Fifth Season Investments LLC(26)(27)	Class A Units	N/A	N/A	28	202,357	223,274	3.8%
					202,357	223,274	3.8%
Joint ventures
Blue Owl Credit SLF LLC(7)(9)(26)(27)(28)	LLC interest	N/A	N/A	2,934,000	293,423	295,476	5.0%
					293,423	295,476	5.0%
Total controlled/affiliated portfolio company equity investments					$1,079,729	$1,207,497	20.3%
Total controlled/affiliated portfolio company investments					$1,424,298	$1,508,028	25.4%

Total non-controlled/non-affiliated misc. debt commitments(10)(33)(Note 7)					$(5,423)	$(5,130)	(0.1)%
Total non-controlled/affiliated misc. debt commitments(10)(33)(Note 7)					$—	$—	—%
Total controlled/affiliated misc. debt commitments(10)(33)(Note 7)					$—	$—	—%
Total non-controlled/non-affiliated misc. equity commitments(10)(33)(Note 7)					$—	$—	—%
Total non-controlled/affiliated misc. equity commitments(10)(33)(Note 7)					$—	$—	—%
Total controlled/affiliated misc. equity commitments(10)(33)(Note 7)					$—	$—	—%
Total Investments					$13,169,390	$13,194,545	220.7%

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	1/15/2027	$500,000	$(31,831)	—	$10,251	2027 Notes	Note 5
Interest rate swap	5.95%	S + 2.118%	2/15/2029	600,000	(5,154)	—	(5,154)	2029 Notes	Note 5
Interest rate swap	5.95%	S + 1.922%	2/15/2029	400,000	(1,256)	—	(1,256)	2029 Notes	Note 5
Total				$1,500,000			$3,841
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 27 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)As of December 31, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $146.1 million based on a tax cost basis of $13.3 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $560.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $414.5 million.
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
(10)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies.”

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(33)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	62,563	(49)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(33)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	151	(1)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	143	(1)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	141	(1)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	88	94	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	14	40	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,228	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	4,631	23,118	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	6/2026	—	8,762	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	1,372	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	457	315	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	4,391	21,075	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	960	3,503	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	3,457	4,752	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	10/2026	—	123	(1)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	11/2025	175	133	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	70	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	9/2025	—	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,239	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	1,533	(4)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	—	9,328	—
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured delayed draw term loan	10/2026	—	2,850	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	9/2025	—	5,131	—
DuraServ LLC	First lien senior secured delayed draw term loan	6/2026	13,506	13,722	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	12/2025	—	7,835	(59)
EOS Finco S.A.R.L	First lien senior secured delayed draw term loan	5/2026	69	2,489	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	3,866	(19)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	3,945	19,925	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	11,130	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	4,803	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	464	4,536	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	354	896	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	3,604	29,174	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	28	1,526	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2025	2,135	3,203	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	4/2025	17	141	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	—	3,497	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	127	2,092	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	6,280	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	4,444	(111)
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	221	844	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(33)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	532	4,581	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	3	290	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	3	397	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	16,181	18,279	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	14,361	(36)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	12,103	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	10/2025	457	4,143	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	24,666	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	2,222	7,314	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	4/2026	4,763	1,073	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	(4)	14,565	(182)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	7,680	(96)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	5,581	(28)
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	—	368	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	1,936	1,531	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	5/2026	2,944	984	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	14,114	(459)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	9/2025	20	5	—
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	7,887	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	32,870	59,384	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	9,639	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	3,023	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	47	230	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	218	1,101	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	157	(1)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	8,238	(41)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	95	95	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	1,885	21,736	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	209	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	501	(1)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	26,375	(66)
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	3/2025	3,926	1,500	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	7,660	(19)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	—	6,599	(33)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	3,124	3,124	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3/2026	8,812	1,300	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2031	18	172	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	3,309	9,257	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	7/2026	34,573	14,724	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(33)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	17,352	—
Controlled/affiliated - delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	8,145	1,827	—
Non-controlled/non-affiliated - revolving debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	26,072	(65)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	94	(1)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	91	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	9,722	—
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	1/2025	3,051	—	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	73	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,592	(8)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2027	188	377	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	11,117	11,117	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,330	(10)
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	6/2030	—	12,278	(61)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	6,155	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	7,904	3,952	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	8,036	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	3,448	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	18,478	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	1,263	1,895	—
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	2/2030	—	4,878	(37)
Cadence, Inc.	First lien senior secured revolving loan	5/2026	5,270	2,070	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	273	520	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	2,057	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	2,698	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	5/2028	18	88	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	12,352	(216)
Cresset Capital Management, LLC	First lien senior secured revolving loan	6/2029	—	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	11,063	(138)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	3,831	(10)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	9,328	(47)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	6,817	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	2,998	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	713	—	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	7,183	(18)
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	13,631	(68)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(33)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	189	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	455	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	—	2,416	(24)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2027	—	10,709	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	2,658	(1)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	5,758	3,500	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	11,320	(57)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	162	300	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	3,930	(29)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	500	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	1,875	1,727	—
Galls, LLC	First lien senior secured revolving loan	3/2030	—	13,118	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	16	179	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	6,865	6,337	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	6,217	(16)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	43	68	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	43	326	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	1,096	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	16,250	(41)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	20,916	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	—	16,548	(869)
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	1,452	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	2,520	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,100	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4/2028	—	2,561	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	5,294	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	100	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	570	1,014	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	2,102	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	8,135	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	274	4,992	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	302	1,208	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	2,778	(28)
Kaseya Inc.	First lien senior secured revolving loan	6/2029	287	850	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	1,534	(19)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	853	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	8,838	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	67	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(33)
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	476	—
Lignetics Investment Corp.	First lien senior secured revolving loan	11/2026	3,451	1,255	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	9,903	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	8,174	(20)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	9,078	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	414	967	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	3,107	12,429	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	3,007	—
MINDBODY, Inc.	First lien senior secured revolving loan	9/2025	—	6,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	68	(1)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	15,174	(76)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	14,304	(36)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	7,071	2,295	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	159	(1)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	890	1,827	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	2,407	3,324	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	1,652	—
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	6/2025	2,080	4,056	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	—	9,577	(1,054)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	15,148	(38)
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(1)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	—	2,791	(28)
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	79	197	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	13,538	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	1,525	(15)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	6,161	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	14,812	(630)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	3,742	(28)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	91	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	42	33	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	3,155	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	67	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	5,526	(14)
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	12/2026	4,772	659	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	2,435	17,045	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	3,429	(9)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	3,360	640	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	6,546	(16)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	5,786	(58)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	1,067	7,374	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	4,358	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	3,023	(8)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(33)
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2025	3,804	5,196	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	3	149	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	3,675	2,001	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	94	(1)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	4,119	(41)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	3	5	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	2,222	(22)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	4,744	14,232	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	417	(2)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	1,305	(3)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	4,879	5,671	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	6,229	7,119	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	70	(2)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	141	(1)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	255	4,000	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	—	154	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	—	13,578	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	870	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	965	3,055	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	245	3,054	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	5,483	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	195	2,929	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	1,755	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,239	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	12/2026	11,765	49	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	—	1,340	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	4,188	(21)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	2,725	8,446	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	925	(32)
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3/2027	8,793	16,853	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	7,145	—
Non-controlled/affiliated - revolving debt commitments
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	1,463	366	—
Ideal Image Development, LLC*	First lien senior secured revolving loan	2/2029	66	—	—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	156,004	3,188	—
Controlled/affiliated-debt - revolving debt commitments
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	11,241	—	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(33)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	26,763	59,032	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	25,601	27,444	—
Wingspire Capital Holdings LLC	LLC Interest	N/A	431,405	68,595	—
Total Portfolio Company Commitments			$961,620	$1,439,833	$(5,130)
*Fully funded
(11)Loan was on non-accrual status as of December 31, 2024.
(12)Non-income producing.
(13)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(14)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2024 was 4.31%.
(15)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2024 was 4.25%.
(16)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2024 was 4.18%.
(17)The interest rate on this loan is subject to Prime, which as of December 31, 2024 was 7.50%
(18)The interest rate on this loan is subject to 1 month EURIBOR, which as of December 31, 2024 was 2.85%.
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2024 was 2.71%.
(20)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2024 was 2.57%.
(21)The interest rate on this loan is subject to 3 month BBSY, which as of December 31, 2024 was 4.42%
(22)The interest rate on this loan is subject to SONIA, which as of December 31, 2024 was 4.70%.
(23)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(24)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended December 31, 2024 were as follows:

($ in thousands)	Fair value as of December 31, 2023	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of December 31, 2024	Interest and PIK Income	Dividend Income	Other Income
LSI Financing 1 DAC	$19,988	$14,247	$(28,488)	$(976)	$4,771	$—	$115	$—
LSI Financing LLC	—	208,466	(52,463)	2,821	158,824	—	817	—
Ideal Image Development, LLC	—	17,467	(390)	(894)	16,183	638	—	14
Pluralsight, Inc.	—	55,282	—	—	55,282	1,528	—	26
Total Non-Controlled Affiliates	$19,988	$295,462	$(81,341)	$951	$235,060	$2,166	$932	$40
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
(25)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended December 31, 2024, were as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

($ in thousands)	Fair value as of December 31, 2023	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of December 31, 2024	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$64,839	$7,797	$(733)	$3,208	$75,111	$3,930	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	78,476	33,466	(40,675)	6,413	77,680	6,065	—	—
Blue Owl Credit SLF LLC(c)	—	812,719	(519,317)	2,074	295,476	—	5,318	—
Eagle Infrastructure Super LLC	111,103	271	(398)	825	111,801	11,674	3,465	50
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	156,794	115,651	(70,093)	20,922	223,274	—	23,831	—
OBDC SLF LLC(c)	342,786	122,153	(475,116)	10,177	—	—	43,878	—
PS Operating Company LLC (fka QC Supply, LLC)	15,809	1,327	(669)	(13,551)	2,916	(17)	—	—
Swipe Acquisition Corporation (dba PLI)	160,036	47,004	(1,336)	(5,232)	200,472	10,322	2,046	612
Walker Edison Furniture Company, LLC	37,499	7,751	—	(32,839)	12,411	—	—	9
Wingspire Capital Holdings LLC	461,062	94,260	(51,000)	4,565	508,887	—	40,000	—
Total Controlled Affiliates	$1,428,404	$1,242,399	$(1,159,337)	$(3,438)	$1,508,028	$31,974	$118,538	$671
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
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”), see Note 4 “Investments.”
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
(27)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $2.21 billion or 37.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Evology, LLC	Class B Units	1/24/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
HFS Matterhorn Topco, Inc.	Common Units	11/23/2018
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings L.P.	Class A Units	9/14/2023
Ideal Topco, L.P.	Class A-1 Preferred Units	2/20/2024
Ideal Topco, L.P.	Class A-2 Common Units	2/20/2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Holdings, L.P.	Class A Units	11/30/2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC**	Preferred equity	12/14/2022
LSI Financing LLC**	Common Equity	11/25/2024
Maia Aggregator, LP	Class A-2 Units	2/1/2022
MessageBird Holding B.V.	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Series A Preferred Stock	2/15/2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	12/23/2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	11/1/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	2/16/2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	2/16/2023
Paradigmatic Holdco LLC (dba Pluralsight, LLC)	Common stock	8/22/2024
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	11/15/2023
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	10/14/2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	10/15/2021
Walker Edison Holdco LLC	Common Units	3/1/2023
Windows Entities	LLC Units	1/16/2020
Wingspire Capital Holdings LLC**	LLC Interest	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022
XOMA Corporation	Warrants	12/15/2023
Zoro TopCo, L.P.	Series A Preferred Stock	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022
* Refer to Note 4 “Investments – Credit SLF LLC” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
(28)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)
represent at least 70% of total assets. As of December 31, 2024, non-qualifying assets represented 12.8% of total assets as calculated in accordance with the regulatory requirements.
(29)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.1 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million and Fairchester Custom Windows with a fair value of $7.6 million as of December 31, 2024. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(30)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(31)Investment contains a fixed-rate structure.
(32)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR”or “E”,which can include one-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(33)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Circana Group, L.P. (fka The NPD Group, L.P.)(13)(25)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	$19,141	$18,813	$18,949	0.3%
Circana Group, L.P. (fka The NPD Group, L.P.)(10)(13)(25)	First lien senior secured revolving loan	S +	5.75%	12/2027	272	250	257	—%
Global Music Rights, LLC(14)(25)	First lien senior secured loan	S +	5.75%	8/2028	7,350	7,242	7,350	0.1%
						26,305	26,556	0.4%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(25)	First lien senior secured loan	S +	7.25%	1/2025	210,713	209,873	213,873	3.6%
Peraton Corp.(6)(14)(25)	Second lien senior secured loan	S +	7.75%	2/2029	45,899	45,396	45,554	0.8%
Valence Surface Technologies LLC(10)(14)(25)	First lien senior secured loan	S +	7.75%	6/2025	147,894	147,330	130,142	2.2%
						402,599	389,569	6.6%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(20)(25)(27)	Unsecured facility	SA+	6.00% PIK	8/2025	£41,591	54,412	53,019	0.9%
Hg Genesis 9 SumoCo Limited(18)(25)(27)	Unsecured facility	E+	6.00%PIK	3/2027	€48,628	53,223	53,717	0.9%
Hg Saturn Luchaco Limited(20)(25)(27)	Unsecured facility	SA+	7.50% PIK	3/2026	£111,764	150,574	142,477	2.4%
						258,209	249,213	4.2%
Automotive
Spotless Brands, LLC(14)(25)	First lien senior secured loan	S +	6.50%	7/2028	48,120	47,341	47,759	0.8%
Spotless Brands, LLC(10)(13)(25)	First lien senior secured revolving loan	S +	6.50%	7/2028	282	262	272	—%
						47,603	48,031	0.8%
Buildings and real estate
Associations, Inc.(10)(14)(25)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	415,545	413,069	413,466	6.9%
Associations, Inc.(10)(14)(25)	First lien senior secured revolving loan	S +	0.065	7/2027	11,633	11,441	11,468	0.2%
REALPAGE, INC.(6)(13)(25)	Second lien senior secured loan	S +	6.50%	4/2029	34,501	34,119	34,414	0.6%
						458,629	459,348	7.7%
Business services
Access CIG, LLC(14)(25)	Second lien senior secured loan	S +	7.75%	2/2026	58,760	58,523	58,760	1.0%
CIBT Global, Inc.(11)(14)(25)	First lien senior secured loan	S +	5.25%	5/2026	942	588	631	—%
CIBT Global, Inc.(11)(14)(25)	Second lien senior secured loan	S +	7.75% PIK	12/2026	63,678	26,716	8,437	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(14)(25)	First lien senior secured loan	S +	5.50%	9/2028	52,750	52,193	52,617	0.9%
Diamondback Acquisition, Inc. (dba Sphera)(13)(25)	First lien senior secured loan	S +	5.50%	9/2028	4,067	4,007	4,006	0.1%
Entertainment Benefits Group, LLC(10)(13)(25)	First lien senior secured loan	S +	5.25%	9/2025	907	901	907	—%
Fullsteam Operations, LLC(10)(14)(25)	First lien senior secured loan	S +	8.25%	11/2029	9,789	9,469	9,465	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Gainsight, Inc.(10)(14)(25)	First lien senior secured loan	S +	6.75% PIK	7/2027	25,552	25,294	25,279	0.4%
Hercules Borrower, LLC (dba The Vincit Group)(14)(25)	First lien senior secured loan	S +	6.25%	12/2026	175,092	173,628	174,654	2.9%
Hercules Buyer, LLC (dba The Vincit Group)(25)(29)(30)	Unsecured notes		0.48% PIK	12/2029	5,184	5,184	5,800	0.1%
Kaseya Inc.(10)(14)(25)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	18,962	18,640	18,915	0.3%
Kaseya Inc.(10)(13)(25)	First lien senior secured revolving loan	S +	5.50%	6/2029	286	268	283	—%
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(25)	First lien senior secured loan	S +	0.0525	10/2028	4,893	4,818	4,843	0.1%
Ping Identity Holding Corp.(13)(25)	First lien senior secured loan	S +	0.07	10/2029	909	897	905	—%
						381,126	365,502	6.0%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(13)(25)	Second lien senior secured loan	S +	7.75%	11/2028	10,000	9,896	9,350	0.2%
Gaylord Chemical Company, L.L.C.(14)(25)	First lien senior secured loan	S +	6.00%	3/2027	136,367	135,542	135,686	2.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(25)	First lien senior secured loan	S +	5.75%	4/2027	21,769	21,468	21,769	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(14)(25)	First lien senior secured revolving loan	S +	5.75%	4/2026	167	154	167	—%
						167,060	166,972	2.9%
Consumer products
Conair Holdings LLC(13)(25)	Second lien senior secured loan	S +	7.50%	5/2029	187,500	186,441	181,406	3.0%
Feradyne Outdoors, LLC(14)(25)	First lien senior secured loan	S +	6.25%	5/2026	73,622	73,622	67,548	1.1%
Foundation Consumer Brands, LLC(14)(25)	First lien senior secured loan	S +	6.25%	2/2027	3,197	3,197	3,197	0.1%
Lignetics Investment Corp.(14)(25)	First lien senior secured loan	S +	6.00%	11/2027	34,637	34,337	34,378	0.6%
Lignetics Investment Corp.(10)(14)(25)	First lien senior secured revolving loan	S +	6.00%	10/2026	3,922	3,888	3,886	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(25)	First lien senior secured loan	S +	5.25%	3/2029	743	731	715	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(14)(25)	First lien senior secured loan	S +	5.50%	3/2026	200,779	199,077	196,261	3.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(25)	First lien senior secured revolving loan	S +	5.50%	3/2025	10,371	10,282	9,939	0.2%
						511,575	497,330	8.4%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(14)(25)	First lien senior secured loan	S +	6.00%	12/2026	10,474	10,269	10,264	0.2%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(25)	First lien senior secured loan	S +	6.40%	10/2028	5,442	5,402	5,429	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(13)(25)	First lien senior secured revolving loan	S +	6.40%	9/2027	188	185	187	—%
Fortis Solutions Group, LLC(14)(25)	First lien senior secured loan	S +	5.50%	10/2028	4,582	4,514	4,479	0.1%
Fortis Solutions Group, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	5.50%	10/2027	23	17	13	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(14)(25)	First lien senior secured loan	S +	6.25%	5/2028	928	919	926	—%
Pregis Topco LLC(13)(25)	Second lien senior secured loan	S +	6.91%	8/2029	160,000	157,962	160,000	2.7%
						179,268	181,298	3.1%
Distribution
ABB/Con-cise Optical Group LLC(14)(25)	First lien senior secured loan	S +	7.50%	2/2028	63,778	63,055	61,387	1.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(14)(25)	First lien senior secured loan	S +	6.00%	10/2029	145,805	144,303	144,268	2.4%
Endries Acquisition, Inc.(14)(25)	First lien senior secured loan	S +	5.25%	12/2028	81,889	81,278	81,275	1.3%
Offen, Inc.(13)(25)	First lien senior secured loan	S +	5.00%	6/2026	18,641	18,569	18,641	0.3%
						307,205	305,571	5.0%
Education
Pluralsight, LLC(10)(14)(25)	First lien senior secured loan	S +	8.00%	4/2027	104,295	103,614	100,860	1.7%
						103,614	100,860	1.7%
Financial services
Blackhawk Network Holdings, Inc.(13)(25)	Second lien senior secured loan	S +	7.00%	6/2026	106,400	106,016	106,400	1.8%
Blend Labs, Inc.(13)(25)	First lien senior secured loan	S +	7.50%	6/2026	42,000	41,426	40,950	0.7%
Finastra USA, Inc.(15)(25)(27)	First lien senior secured loan	S +	7.25%	9/2029	89,247	88,488	88,354	1.5%
Finastra USA, Inc.(10)(13)(25)(27)	First lien senior secured revolving loan	S +	7.25%	9/2029	2,450	2,358	2,358	—%
KRIV Acquisition Inc. (dba Riveron)(14)(25)	First lien senior secured loan	S +	6.25%	7/2029	6,333	6,154	6,159	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(25)	First lien senior secured loan	S +	5.75%	9/2025	36,383	36,167	36,202	0.6%
Smarsh Inc.(10)(14)(25)	First lien senior secured loan	S +	5.75%	2/2029	857	850	855	—%
						281,459	281,278	4.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(13)(25)	Second lien senior secured loan	S +	7.00%	9/2029	22,000	21,855	21,725	0.4%
Blast Bidco Inc. (dba Bazooka Candy Brands)(14)(25)	First lien senior secured loan	S +	6.00%	10/2030	29,552	28,830	28,813	0.5%
BP Veraison Buyer, LLC (dba Sun World)(14)(25)	First lien senior secured loan	S +	5.50%	5/2027	67,986	67,463	67,986	1.1%
H-Food Holdings, LLC(14)(25)	Second lien senior secured loan	S +	7.00%	3/2026	121,800	120,730	79,779	1.3%
Hissho Sushi Merger Sub, LLC(14)(25)	First lien senior secured loan	S +	5.50%	5/2028	892	885	892	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(13)(25)	First lien senior secured loan	S +	6.25%	3/2027	125,000	123,403	123,439	2.1%
Nellson Nutraceutical, LLC(14)(25)	First lien senior secured loan	S +	5.75%	12/2025	25,786	25,731	25,334	0.4%
Ole Smoky Distillery, LLC(13)(25)	First lien senior secured loan	S +	5.50%	3/2028	868	855	855	—%
Recipe Acquisition Corp. (dba Roland Corporation)(14)	Second lien senior secured loan	S +	9.00%	11/2024	32,000	31,993	32,000	0.5%
Rushmore Investment III LLC (dba Winland Foods)(13)(25)	First lien senior secured loan	S +	6.00%	10/2030	149,328	146,982	146,939	2.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(25)	First lien senior secured loan	S +	4.50%	7/2025	46,189	45,966	44,237	0.7%
Shearer's Foods, LLC(13)(25)	Second lien senior secured loan	S +	7.75%	9/2028	86,400	85,829	86,400	1.4%
Tall Tree Foods, Inc.(10)(11)(14)	First lien senior secured loan	S +	9.25% PIK	3/2024	72,608	62,558	59,900	1.0%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(10)(13)(25)	First lien senior secured loan	S +	7.50%	9/2026	203,614	202,109	182,709	3.0%
Ultimate Baked Goods Midco, LLC(13)(25)	First lien senior secured loan	S +	6.25%	8/2027	80,413	79,049	80,413	1.3%
						1,044,238	981,421	16.1%
Healthcare equipment and services
Allied Benefit Systems Intermediate LLC(14)(25)	First lien senior secured loan	S +	5.25%	10/2030	845	833	833	—%
Bamboo US BidCo LLC(14)(25)	First lien senior secured loan	S +	6.00%	9/2030	4,923	4,779	4,775	0.1%
Bamboo US BidCo LLC(10)(13)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	3/2025	53	41	40	—%
Bamboo US BidCo LLC(18)(25)	First lien senior secured EUR term loan	E +	6.00%	9/2030	€3,063	3,148	3,282	0.1%
Confluent Medical Technologies, Inc.(14)(25)	Second lien senior secured loan	S +	6.50%	2/2030	1,000	984	993	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(25)	First lien senior secured loan	S +	5.75%	2/2029	1,262	1,242	1,243	—%
Nelipak Holding Company(14)(25)	First lien senior secured loan	S +	4.25%	7/2026	2,262	2,243	2,262	—%
Nelipak Holding Company(10)(13)(25)	First lien senior secured USD revolving loan	S +	4.25%	7/2026	2,010	1,995	2,010	—%
Nelipak Holding Company(14)(25)	Second lien USD senior secured loan	S +	8.25%	7/2027	67,006	66,464	67,006	1.1%
Nelipak Holding Company(10)(17)(25)	First lien senior secured EUR revolving loan	E +	4.50%	7/2026	€1,474	1,471	1,628	—%
Nelipak Holding Company(18)(25)	Second lien EUR senior secured loan	E +	8.50%	7/2027	€60,100	66,718	66,224	1.1%
Packaging Coordinators Midco, Inc.(13)(25)	Second lien senior secured loan	S +	7.00%	12/2029	196,044	193,136	195,553	3.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(13)(25)(27)	First lien senior secured loan	S +	6.75%	1/2028	133,996	132,569	133,661	2.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(14)(25)(27)	First lien senior secured revolving loan	S +	6.75%	1/2026	2,901	2,784	2,867	—%
PerkinElmer U.S. LLC(13)(25)	First lien senior secured loan	S +	6.75%	3/2029	909	893	909	—%
PerkinElmer U.S. LLC(13)(25)	First lien senior secured loan	S +	5.75%	3/2029	14,624	14,477	14,477	0.2%
Rhea Parent, Inc.(14)(25)	First lien senior secured loan	S +	5.50%	2/2029	762	750	758	—%
						494,527	498,521	8.0%
Healthcare providers and services
National Dentex Labs LLC (fka Barracuda Dental LLC)(14)(25)	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	108,201	107,517	106,307	1.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(13)(25)	First lien senior secured revolving loan	S +	7.00%	4/2026	7,024	6,935	6,860	0.1%
Covetrus, Inc.(14)(25)	Second lien senior secured loan	S +	0.0925	10/2030	5,000	4,907	4,988	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(13)(25)	First lien senior secured loan	S +	0.055	3/2025	995	995	992	—%
Engage Debtco Limited(14)(25)(27)	First lien senior secured loan	S +	5.75% (2.25% PIK)	7/2029	1,007	986	988	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(13)(25)	First lien senior secured loan	S +	9.75% PIK	9/2028	68,623	67,739	67,251	1.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(10)(15)(25)	First lien senior secured loan	S +	6.25%	12/2029	64,171	62,794	62,784	1.0%
Natural Partners, LLC(14)(25)(27)	First lien senior secured loan	S +	4.50%	11/2027	915	902	910	—%
OB Hospitalist Group, Inc.(14)(25)	First lien senior secured loan	S +	5.50%	9/2027	93,829	92,552	92,656	1.5%
OB Hospitalist Group, Inc.(10)(13)(25)	First lien senior secured revolving loan	S +	5.50%	9/2027	5,857	5,669	5,668	0.1%
Pacific BidCo Inc.(15)(25)(27)	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	31,463	30,805	31,149	0.5%
Phoenix Newco, Inc. (dba Parexel)(13)(25)	Second lien senior secured loan	S +	0.065	11/2029	190,000	188,478	190,000	3.2%
PetVet Care Centers, LLC(13)(25)	First lien senior secured loan	S +	6.00%	11/2030	108,208	107,140	107,072	1.8%
Plasma Buyer LLC (dba PathGroup)(14)(25)	First lien senior secured loan	S +	5.75%	5/2029	672	661	659	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(25)	First lien senior secured revolving loan	S +	5.75%	5/2028	25	24	24	—%
PPV Intermediate Holdings, LLC(14)(25)	First lien senior secured loan	S +	5.75%	8/2029	933	917	921	—%
Premier Imaging, LLC (dba LucidHealth)(14)(25)	First lien senior secured loan	S +	6.00%	1/2025	42,600	42,429	41,322	0.7%
Quva Pharma, Inc.(13)(25)	First lien senior secured loan	S +	5.50%	4/2028	39,100	38,304	38,807	0.6%
Tivity Health, Inc.(14)(25)	First lien senior secured loan	S +	6.00%	6/2029	988	967	980	—%
Unified Women's Healthcare, LP(13)(25)	First lien senior secured loan	S +	5.50%	6/2029	10,902	10,823	10,902	0.2%
Vermont Aus Pty Ltd(14)(25)(27)	First lien senior secured loan	S +	5.50%	3/2028	983	964	973	—%
XRL 1 LLC (dba XOMA)(25)(30)	First lien senior secured loan		9.88%	12/2038	32,500	31,812	31,769	0.5%
						804,320	803,982	13.2%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(14)(25)	First lien senior secured loan	S +	5.75%	8/2028	117,584	116,205	116,114	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(25)	First lien senior secured revolving loan	S +	5.75%	8/2026	3,688	3,580	3,540	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(14)(25)	First lien senior secured loan	S +	5.75%	10/2028	4,539	4,471	4,471	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(14)(25)	First lien senior secured revolving loan	S +	5.75%	10/2027	221	216	216	—%
Imprivata, Inc.(14)(25)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	—%
Indikami Bidco, LLC (dba IntegriChain)(13)(25)	First lien senior secured loan	S +	6.00%	12/2030	12,677	12,392	12,391	0.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(25)(27)	First lien senior secured loan	S +	6.50%	8/2026	124,738	123,917	121,308	2.0%
Interoperability Bidco, Inc. (dba Lyniate)(14)(25)	First lien senior secured loan	S +	7.00%	12/2026	65,785	65,502	64,799	1.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc. (dba Lyniate)(10)(14)(25)	First lien senior secured revolving loan	S +	7.00%	12/2024	2,212	2,187	2,133	—%
Ocala Bidco, Inc.(13)(25)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	188,359	185,022	186,005	3.1%
Ocala Bidco, Inc.(13)(25)	Second lien senior secured loan	S +	10.50% PIK	11/2033	113,351	111,794	112,217	1.9%
						626,160	624,076	10.4%
Household products
Aptive Environmental, LLC(25)(30)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	12,987	11,578	13,311	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(25)	First lien senior secured loan	S +	6.50%	11/2025	204,076	202,939	202,032	3.4%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(25)	First lien senior secured revolving loan	S +	5.75%	4/2028	414	394	407	—%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(25)	First lien senior secured loan	S +	5.75%	4/2029	16,054	15,764	15,973	0.3%
Mario Midco Holdings, Inc. (dba Len the Plumber)(13)(25)	Unsecured facility	S +	10.75% PIK	4/2032	4,786	4,684	4,750	0.1%
SimpliSafe Holding Corporation(10)(13)(25)	First lien senior secured loan	S +	6.25%	5/2028	6,285	6,183	6,222	0.1%
						241,542	242,695	4.1%
Human resource support services
Cornerstone OnDemand, Inc.(13)(25)	Second lien senior secured loan	S +	6.50%	10/2029	115,833	114,458	108,883	1.8%
IG Investments Holdings, LLC (dba Insight Global)(14)(25)	First lien senior secured loan	S +	6.00%	9/2028	49,878	49,142	49,504	0.8%

						163,600	158,387	2.6%
Infrastructure and environmental services
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(25)	First lien senior secured loan	S +	6.75%	4/2030	743	729	733	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(25)	First lien senior secured revolving loan	S +	6.75%	4/2029	62	60	60	—%
LineStar Integrity Services LLC(15)(25)	First lien senior secured loan	S +	7.25%	2/2026	51,732	51,922	49,016	0.8%
LineStar Integrity Services LLC(14)(25)	First lien senior secured revolving loan	S +	7.25%	2/2026	9,903	9,736	9,383	0.2%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(14)(25)	First lien senior secured loan	S +	5.75%	3/2028	898	884	887	—%
						63,331	60,079	1.0%
Insurance
Alera Group, Inc.(13)(25)	First lien senior secured loan	S +	6.00%	10/2028	34,461	33,891	34,461	0.6%
AmeriLife Holdings LLC(13)(25)	First lien senior secured loan	S +	5.75%	8/2029	720	708	716	—%
AmeriLife Holdings LLC(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	150	147	149	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ardonagh Midco 2 PLC(6)(25)(27)(30)	Unsecured notes		11.50%	1/2027	11,912	11,860	11,793	0.2%
Ardonagh Midco 3 PLC(15)(25)(27)	First lien senior secured USD term loan	S +	6.00%	7/2026	26,784	26,482	26,784	0.4%
Ardonagh Midco 3 PLC(19)(25)(27)	First lien senior secured EUR term loan	E +	7.25%	7/2026	€9,135	10,102	10,090	0.2%
Ardonagh Midco 3 PLC(19)(25)(27)	First lien senior secured EUR delayed draw term loan	E+	6.00%	7/2026	€8,149	11,038	10,389	0.2%
Ardonagh Midco 3 PLC(20)(25)(27)	First lien senior secured GBP term loan	SA+	7.25%	7/2026	86,659	107,692	110,472	1.8%
Brightway Holdings, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	12/2027	1,421	1,395	1,358	—%
Brightway Holdings, LLC(15)(25)	First lien senior secured loan	S +	6.50%	12/2027	26,372	26,135	25,845	0.4%
Evolution BuyerCo, Inc. (dba SIAA)(14)(25)	First lien senior secured loan	S +	6.25%	4/2028	140,280	138,911	139,228	2.3%
Integrity Marketing Acquisition, LLC(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	4,087	3,809	4,087	0.1%
Integrity Marketing Acquisition, LLC(14)(25)	First lien senior secured loan	S +	5.83%	8/2025	157,494	157,095	157,494	2.6%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(14)(25)	First lien senior secured loan	S +	10.50% PIK	7/2030	35,462	35,086	35,374	0.6%
Norvax, LLC (dba GoHealth)(14)(25)	First lien senior secured loan	S +	7.50%	9/2025	74,319	73,233	73,390	1.2%
PCF Midco II, LLC (dba PCF Insurance Services)(25)(30)	First lien senior secured loan		9.00% PIK	10/2031	144,229	134,527	134,133	2.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(25)	First lien senior secured loan	S +	6.00%	11/2028	109,740	108,925	109,466	1.8%
Summit Acquisition Inc. (dba K2 Insurance Services)(14)(25)	First lien senior secured loan	S +	6.75%	5/2030	732	711	715	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(16)(25)	First lien senior secured revolving loan	P +	4.00%	8/2027	49	47	48	—%
Tempo Buyer Corp. (dba Global Claims Services)(14)(25)	First lien senior secured loan	S +	5.50%	8/2028	1,067	1,051	1,059	—%
THG Acquisition, LLC (dba Hilb)(10)(13)(25)	First lien senior secured revolving loan	S +	5.75%	12/2025	1,913	1,839	1,870	—%
THG Acquisition, LLC (dba Hilb)(13)(25)	First lien senior secured loan	S +	5.75%	12/2026	73,974	73,095	73,605	1.2%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(15)(25)	First lien senior secured loan	S +	0.0575	7/2027	38,403	37,900	38,115	0.6%
						995,679	1,000,641	16.4%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(10)(13)(25)(27)	First lien senior secured revolving loan	S +	6.75%	5/2025	2,550	2,539	2,550	—%
3ES Innovation Inc. (dba Aucerna)(14)(25)(27)	First lien senior secured loan	S +	6.75%	5/2025	60,011	59,776	60,011	1.0%
Anaplan, Inc.(14)(25)	First lien senior secured loan	S +	6.50%	6/2029	135,082	133,951	135,082	2.2%
Armstrong Bidco Limited (dba The Access Group)(20)(25)(27)	First lien senior secured loan	SA+	5.25%	6/2029	£2,960	3,565	3,745	0.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	10/2027	1,383	1,285	1,296	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(14)(25)	First lien senior secured loan	S +	7.50% PIK	10/2028	105,618	104,210	104,298	1.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
BCTO BSI Buyer, Inc. (dba Buildertrend)(14)(25)	First lien senior secured loan	S +	7.50% PIK	12/2026	56,210	55,879	56,210	0.9%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(14)(25)	First lien senior secured loan	S +	0.055	8/2027	13,067	12,847	12,592	0.2%
CivicPlus, LLC(10)(13)(25)	First lien senior secured revolving loan	S +	6.00%	8/2027	917	900	917	—%
CivicPlus, LLC(14)(25)	First lien senior secured loan	S +	6.50% (2.50% PIK)	8/2027	35,581	35,337	35,581	0.6%
Coupa Holdings, LLC(13)(25)	First lien senior secured loan	S +	7.50%	2/2030	785	767	770	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(13)(25)	Unsecured notes	S +	11.75% PIK	6/2034	21,248	20,807	21,195	0.4%
Crewline Buyer, Inc. (dba New Relic)(14)(25)	First lien senior secured loan	S +	6.75%	11/2030	106,201	104,631	104,608	1.7%
Delinea Buyer, Inc. (f/k/a Centrify)(14)(25)	First lien senior secured loan	S +	5.75%	3/2028	65,556	64,460	65,228	1.1%
Delta TopCo, Inc. (dba Infoblox, Inc.)(14)(25)	Second lien senior secured loan	S +	7.25%	12/2028	15,000	14,948	15,000	0.2%
EET Buyer, Inc. (dba e-Emphasys)(10)(15)(25)	First lien senior secured revolving loan	S +	0.065	11/2027	91	88	91	—%
EET Buyer, Inc. (dba e-Emphasys)(14)(25)	First lien senior secured loan	S +	6.50%	11/2027	4,466	4,435	4,466	0.1%
Forescout Technologies, Inc.(14)(25)	First lien senior secured loan	S +	0.08	8/2026	71,854	71,496	72,213	1.2%
Genesis Acquisition Co. (dba Procare Software)(14)(25)	First lien senior secured loan	S +	5.00%	7/2025	20,392	20,348	20,392	0.3%
Granicus, Inc.(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	1/2027	248	233	245	—%
Granicus, Inc.(14)(25)	First lien senior secured loan	S +	5.50%	1/2027	15,954	15,740	15,913	0.3%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(25)(27)	First lien senior secured loan	S +	7.50%	4/2026	51,567	50,874	51,567	0.9%
Hyland Software, Inc.(13)(25)	First lien senior secured loan	S +	6.00%	9/2030	53,168	52,393	52,371	0.9%
Litera Bidco LLC(13)(25)	First lien senior secured loan	S +	5.67%	5/2026	147,158	146,213	147,158	2.4%
MessageBird BidCo B.V.(13)(25)(27)	First lien senior secured loan	S +	6.75%	4/2027	38,500	37,969	38,404	0.6%
MINDBODY, Inc.(14)(25)	First lien senior secured loan	S +	7.00%	2/2025	65,229	65,056	64,902	1.1%
Ministry Brands Holdings, LLC(10)(13)(25)	First lien senior secured revolving loan	S +	5.50%	12/2027	36	35	35	—%
Ministry Brands Holdings, LLC(13)(25)	First lien senior secured loan	S +	5.50%	12/2028	764	752	749	—%
Proofpoint, Inc.(6)(13)(25)	Second lien senior secured loan	S +	6.25%	8/2029	19,600	19,524	19,747	0.3%
QAD, Inc.(13)(25)	First lien senior secured loan	S +	5.38%	11/2027	26,106	25,742	25,715	0.4%
SailPoint Technologies Holdings, Inc.(13)(25)	First lien senior secured loan	S +	6.00%	8/2029	45,640	44,815	45,298	0.8%
Securonix, Inc.(14)(25)	First lien senior secured loan	S +	6.00%	4/2028	847	841	794	—%
Sitecore Holding III A/S(15)(25)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	3,998	3,968	3,968	0.1%
Sitecore Holding III A/S(19)(25)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	€23,489	24,569	25,753	0.4%
Sitecore USA, Inc.(15)(25)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	24,103	23,925	23,923	0.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(14)(25)	First lien senior secured revolving loan	S +	5.75%	6/2027	3,235	3,197	3,208	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(25)	First lien senior secured loan	S +	5.75%	6/2028	68,642	68,169	68,301	1.1%
When I Work, Inc.(14)(25)	First lien senior secured loan	S +	7.00% PIK	11/2027	5,579	5,544	5,481	0.1%
Zendesk, Inc.(14)(25)	First lien senior secured loan	S +	6.25% (3.25% PIK)	11/2028	71,217	70,030	70,327	1.2%
						1,371,858	1,380,104	22.8%
Leisure and entertainment
Troon Golf, L.L.C.(14)(25)	First lien senior secured loan	S +	5.50%	8/2027	237,703	236,920	236,515	3.9%
						236,920	236,515	3.9%
Manufacturing
BCPE Watson (DE) ORML, LP(9)(15)(25)(27)	First lien senior secured loan	S +	6.50%	7/2028	15,000	14,879	14,925	0.2%
FARADAY BUYER, LLC (dba MacLean Power Systems)(14)(25)	First lien senior secured loan	S +	6.00%	10/2028	106,024	103,946	103,904	1.7%
Gloves Buyer, Inc. (dba Protective Industrial Products)(13)(25)	Second lien senior secured loan	S +	8.25%	12/2028	29,250	28,724	28,958	0.5%
Helix Acquisition Holdings, Inc. (dba MW Industries)(14)(25)	First lien senior secured loan	S +	7.00%	3/2030	946	920	920	—%
Ideal Tridon Holdings, Inc.(14)(25)	First lien senior secured loan	S +	6.75%	4/2028	27,233	26,509	26,620	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(14)(25)	First lien senior secured loan	S +	6.00%	7/2027	115,195	114,444	115,195	1.9%
PHM Netherlands Midco B.V. (dba Loparex)(14)(25)	First lien senior secured loan	S +	4.50%	7/2026	770	741	624	—%
PHM Netherlands Midco B.V. (dba Loparex)(14)(25)	Second lien senior secured loan	S +	8.75%	7/2027	112,000	107,576	85,680	1.4%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(13)(25)	First lien senior secured loan	S +	4.50%	6/2026	13,637	13,583	13,262	0.2%
Sonny's Enterprises, LLC(10)(14)(25)	First lien senior secured loan	S +	6.75%	8/2028	228,003	225,800	227,431	3.8%
						637,122	617,519	10.1%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(14)(25)	First lien senior secured loan	S +	7.00%	5/2026	44,176	43,928	43,955	0.7%
						43,928	43,955	0.7%
Professional services
Apex Group Treasury LLC(14)(25)(27)	Second lien senior secured loan	S +	6.75%	7/2029	44,147	43,571	43,926	0.7%
Apex Service Partners, LLC(14)(25)	First lien senior secured loan	S +	7.00% (2.00% PIK)	10/2030	25,842	25,207	25,196	0.4%
Apex Service Partners, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	10/2029	165	115	113	—%
Apex Service Partners, LLC(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	7.00%	10/2025	1,374	1,281	1,279	—%
Gerson Lehrman Group, Inc.(14)(25)	First lien senior secured loan	S +	5.25%	12/2024	120,356	120,139	120,356	2.0%
Guidehouse Inc.(13)(25)	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	4,572	4,572	4,549	0.1%
Relativity ODA LLC(13)(25)	First lien senior secured loan	S +	0.065	5/2027	85,834	85,143	85,834	1.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sensor Technology Topco, Inc. (dba Humanetics)(14)(25)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	64,361	63,971	64,200	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(18)(25)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€11,601	12,526	12,783	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(14)(25)	First lien senior secured revolving loan	S +	0.065	5/2026	3,171	3,137	3,157	0.1%
						359,662	361,393	6.0%
Specialty retail
Galls, LLC(14)(25)	First lien senior secured loan	S +	6.75%	1/2025	111,930	111,594	111,930	1.9%
Galls, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	6.75%	1/2024	11,401	11,326	11,401	0.2%
Ideal Image Development, LLC(11)(14)(25)	First lien senior secured loan	S +	6.50%	9/2027	15,614	14,298	11,751	0.2%
Ideal Image Development, LLC(10)(11)(14)(25)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	1,207	439	909	—%
Milan Laser Holdings LLC(13)(25)	First lien senior secured loan	S +	5.00%	4/2027	23,811	23,666	23,811	0.4%
Notorious Topco, LLC (dba Beauty Industry Group)(14)(25)	First lien senior secured loan	S +	6.75%	11/2027	117,685	116,460	110,036	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(14)(25)	First lien senior secured revolving loan	S +	6.75%	5/2027	638	550	16	—%
The Shade Store, LLC(14)(25)	First lien senior secured loan	S +	6.00%	10/2027	8,909	8,832	8,575	0.1%
The Shade Store, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	6.00%	10/2026	582	575	548	—%
						287,740	278,977	4.6%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(14)(25)	First lien senior secured loan	S +	6.25%	5/2030	4,524	4,479	4,524	0.1%
Lytx, Inc.(13)(25)	First lien senior secured loan	S +	6.75%	2/2028	71,005	70,501	70,828	1.2%
Motus Group, LLC(13)(25)	Second lien senior secured loan	S +	6.50%	12/2029	10,810	10,722	10,702	0.2%
						85,702	86,054	1.5%
Total non-controlled/non-affiliated portfolio company debt investments						$10,580,981	$10,445,847	172.8%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(12)(25)(26)	Class A Common Stock		N/A	N/A	46,605	2,556	4,289	0.1%
Space Exploration Technologies Corp.(12)(25)(26)	Class C Common Stock		N/A	N/A	9,360	445	862	—%
						3,001	5,151	0.1%
Asset based lending and fund finance
Amergin Asset Management, LLC(12)(25)(26)(27)	Class A Units		N/A	N/A	50,000,000	1	—	—%
						1	—	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(12)(25)(26)(27)	LP Interest		N/A	N/A	32,911	32,911	40,794	0.7%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(25)(26)(30)	Series A Convertible Preferred Stock		7.00% PIK	N/A	149,692	176,332	180,015	3.0%
						209,243	220,809	3.7%

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare technology
BEHP Co-Investor II, L.P.(12)(25)(26)(27)	LP Interest		N/A	N/A	1,270	1,266	1,278	—%
WP Irving Co-Invest, L.P.(12)(25)(26)(27)	Partnership Units		N/A	N/A	1,250,000	1,250	1,258	—%
Minerva Holdco, Inc.(25)(26)(30)	Series A Preferred Stock		10.75% PIK	N/A	7,000	8,225	8,092	0.1%
						10,741	10,628	0.1%
Household products
Evology, LLC(12)(25)(26)	Class B Units		N/A	N/A	451	2,160	2,065	—%
						2,160	2,065	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(25)(26)(30)	Series A Preferred Stock		10.50% PIK	N/A	38,500	45,091	40,933	0.7%
						45,091	40,933	0.7%
Insurance
Accelerate Topco Holdings, LLC(12)(25)(26)	Common Units		N/A	N/A	513	14	17	—%
Evolution Parent, LP (dba SIAA)(12)(25)(26)	LP Interest		N/A	N/A	42,838	4,284	5,042	0.1%
GoHealth, Inc.(5)(12)(25)	Common stock		N/A	N/A	68,125	5,234	909	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(12)(25)(26)	LP Interest		N/A	N/A	638	638	612	—%
Hockey Parent Holdings, L.P.(12)(25)(26)	Class A Units		N/A	N/A	10,000	10,001	10,000	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(25)(26)(30)	Series A Preferred Units		15.00% PIK	N/A	16,644	13,143	13,850	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(25)(26)	Class A Units		N/A	N/A	14,772,724	37,464	68,357	1.1%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(25)(26)	Class A Unit Warrants		N/A	N/A	1,288,200	4,396	4,331	0.1%
						75,174	103,118	1.7%
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(12)(25)(26)	Class A Common Stock		N/A	N/A	13,000	1,300	1,019	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(12)(25)(26)	Common Units		N/A	N/A	7,503,843	7,504	8,183	0.1%
Elliott Alto Co-Investor Aggregator L.P.(12)(25)(26)(27)	LP Interest		N/A	N/A	3,134	3,153	3,146	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(12)(25)(26)(27)	LP Interest		N/A	N/A	1,233	1,233	1,331	—%
MessageBird Holding B.V.(12)(25)(26)(27)	Extended Series C Warrants		N/A	N/A	122,890	753	144	—%
Picard Holdco, Inc.(14)(25)(26)	Series A Preferred Stock	S +	12.00% PIK	N/A	21,139	22,344	24,611	0.4%
Project Alpine Co-Invest Fund, LP(12)(25)(26)(27)	LP Interest		N/A	N/A	10,000	10,006	11,817	0.2%
Project Hotel California Co-Invest Fund, L.P.(12)(25)(26)(27)	LP Interest		N/A	N/A	2,685	2,687	3,045	0.1%
Thunder Topco L.P. (dba Vector Solutions)(12)(25)(26)	Common Units		N/A	N/A	3,829,614	3,830	4,250	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(25)(26)(30)	Series A Preferred Stock		6.00% PIK	N/A	21,250	24,047	23,806	0.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
WMC Bidco, Inc. (dba West Monroe)(25)(26)(30)	Senior Preferred Stock		11.25% PIK	N/A	16,692	20,900	20,018	0.3%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(25)(26)(30)	Series A Preferred Stock		12.50% PIK	N/A	9,554	10,308	10,463	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(12)(25)(26)	Class A Common Units		N/A	N/A	796,165	7,962	8,669	0.1%
						116,027	120,502	2.0%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(25)(26)	LP Interest		N/A	N/A	32,500	3,250	3,847	0.1%
Windows Entities(25)(26)(28)	LLC Units		N/A	N/A	31,849	60,319	138,628	2.3%
						63,569	142,475	2.4%
Total non-controlled/non-affiliated portfolio company equity investments						$695,683	$821,525	13.6%
Total non-controlled/non-affiliated portfolio company investments						$11,276,664	$11,267,372	186.4%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(23)(25)(26)(27)	Preferred Equity		N/A	N/A	18,949,711	19,004	19,988	0.3%
						19,004	19,988	0.3%
Total non-controlled/affiliated portfolio company investments						$19,004	$19,988	0.3%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(15)(24)(25)	First lien senior secured loan	S +	8.00%	6/2026	62,278	62,130	62,279	1.0%
						62,130	62,279	1.0%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(24)(25)(27)(30)	First lien senior secured loan		12.00% PIK	7/2030	39,529	39,529	39,529	0.7%
AAM Series 2.1 Aviation Feeder, LLC(24)(25)(27)(30)	First lien senior secured loan		12.00% PIK	11/2030	46,970	46,970	46,970	0.8%
						86,499	86,499	1.5%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(10)(14)(24)	First lien senior secured loan	S +	6.00%	12/2026	17,380	17,065	15,334	0.3%
						17,065	15,334	0.3%
Household products
Walker Edison Furniture Company LLC(11)(13)(24)(25)	First lien senior secured loan	S +	6.75% PIK	3/2027	27,166	23,485	24,993	0.4%
Walker Edison Furniture Company LLC(11)(13)(24)(25)	First lien senior secured revolving loan	S +	6.25% PIK	3/2027	11,241	11,241	10,511	0.2%
						34,726	35,504	0.6%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)(24)	First lien senior secured loan	S +	7.50%	4/2028	87,536	85,985	86,004	1.4%
						85,985	86,004	1.4%
Total controlled/affiliated portfolio company debt investments						286,405	285,620	4.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(12)(24)(25)(26)	Class A Common Units	N/A	N/A	86,745	48,007	97,757	1.6%
					48,007	97,757	1.6%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(12)(24)(25)(26)(27)	LLC Interest	N/A	N/A	25,310	25,282	25,310	0.4%
AAM Series 2.1 Aviation Feeder, LLC(10)(12)(24)(25)(26)(27)	LLC Interest	N/A	N/A	31,506	31,513	31,506	0.5%
Wingspire Capital Holdings LLC(9)(10)(24)(26)	LLC Interest	N/A	N/A	388,145	388,145	461,062	7.7%
					444,940	517,878	8.6%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(12)(24)(26)	Class A Common Units	N/A	N/A	248,271	4,300	475	—%
					4,300	475	—%
Household products
Walker Edison Holdco LLC(12)(24)(25)(26)	Common Units	N/A	N/A	245,906	23,762	2,557	—%
					23,762	2,557	—%
Infrastructure and environmental services
Eagle Infrastructure Super Holdco LLC(12)(24)(25)(26)	Common Units	N/A	N/A	576,276	24,058	25,099	0.4%
					24,058	25,099	0.4%
Insurance
Fifth Season Investments LLC(24)(25)(26)	Class A Units	N/A	N/A	28	156,800	156,794	2.6%
					156,800	156,794	2.6%
Joint ventures
Blue Owl Capital Corporation Senior Loan Fund LLC(7)(9)(24)(26)(27)	LLC interest	N/A	N/A	352,964	352,964	342,786	5.7%
					352,964	342,786	5.7%
Total controlled/affiliated portfolio company equity investments					$1,054,831	$1,143,346	18.9%
Total controlled/affiliated portfolio company investments					$1,341,236	$1,428,966	23.7%

Total non-controlled/non-affiliated misc. debt commitments(10)(21)(Note 7)					$(4,702)	$(2,416)	—%
Total non-controlled/affiliated misc. debt commitments(10)(21)(Note 7)					$—	$—	—%
Total controlled/affiliated misc. debt commitments(10)(21)(Note 7)					$—	$(562)	—%
Total non-controlled/non-affiliated misc. equity commitments(10)(21)(Note 7)					$—	$—	—%
Total non-controlled/affiliated misc. equity commitments(10)(21)(Note 7)					$—	$—	—%
Total controlled/affiliated misc. equity commitments(10)(21)(Note 7)					$—	$—	—%
Total Investments					$12,632,202	$12,713,348	210.4%

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
(10)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(21)
Non-controlled/non-affiliated - delayed draw debt commitments
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	10/2025	$—	$155	$(1)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	9/2024	150	30	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10/2025	—	153	—
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	10/2025	1,374	4,807	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	12/2024	—	7,500	(150)
Associations, Inc.	First lien senior secured delayed draw term loan	6/2024	49,653	412	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	11/2030	—	27,804	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	11/2030	—	29,096	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	53	716	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	—	25,500	(64)
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	3,833	11,801	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2024	—	70	(1)
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	6/2024	—	20,370	(153)
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	12/2025	—	7,835	(59)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	—	23,910	—
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	11,130	(111)
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	7/2024	—	48,750	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5/2025	851	1,961	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	11/2025	—	1,250	(19)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	4/2025	17	141	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	2/2024	1,207	659	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	—	2,218	(14)
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	2/2025	4,087	54,441	—
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2024	70	1,065	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	4	290	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	7/2025	—	945	(12)
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4/2024	3,143	3,729	—
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5/2024	—	18,988	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	8/2025	—	3,436	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(21)
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	14,114	(7)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	5/2024	—	176	(2)
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	9/2025	—	57	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5/2024	205	566	—
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2024	95	95	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	11/2024	427	573	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	11/2024	—	178	(1)
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12/2024	14,288	6,228	—
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	3/2024	4,951	1,500	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	10/2025	32	62	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	10/2025	—	15,000	—
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	12/2025	—	2,500	(56)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2024	—	17,352	(43)
Controlled/affiliated - delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	—	7,026	(562)
Non-controlled/non-affiliated - revolving debt commitments
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	5/2025	2,550	1,343	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	91	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	9,722	—
Apex Service Partners, LLC	First lien senior secured revolving loan	10/2029	165	1,895	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2027	188	377	—
Associations, Inc.	First lien senior secured revolving loan	7/2027	11,633	21,290	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	11/2030	—	3,089	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,026	(31)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	1,383	5,531	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	3,688	8,167	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	8,036	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	3,448	(86)
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2027	—	8,716	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	10/2029	—	12,026	(126)
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	1,421	1,737	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	273	520	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	12/2027	272	1,238	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	917	1,781	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	(1)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	11,063	(166)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	6,817	(34)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	2,998	(7)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	91	364	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9/2025	53	80	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2027	—	10,709	(80)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	2,450	6,808	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	8/2026	—	5,345	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	23	439	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	500	(15)
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	1,711	1,727	—
Galls, LLC	First lien senior secured revolving loan	1/2024	11,401	20,967	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3/2026	—	13,202	(66)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(21)
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2024	—	21,563	—
Genesis Acquisition Co. (dba Procare Software)*	First lien senior secured revolving loan	7/2025	2,637	—	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	62	49	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	221	147	—
Global Music Rights, LLC	First lien senior secured revolving loan	8/2027	—	667	—
Granicus, Inc.	First lien senior secured revolving loan	1/2027	248	939	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	16,250	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	20,916	(52)
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2025	16,383	165	—
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	5/2028	—	70	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	2,520	(38)
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4/2028	—	2,561	(58)
Ideal Image Development, LLC*	First lien senior secured revolving loan	9/2027	1,829	—	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2027	—	3,974	(30)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	40	60	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	—	1,585	(36)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	8,135	—	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2026	—	13,533	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	12/2024	2,212	3,054	—
Kaseya Inc.	First lien senior secured revolving loan	6/2029	286	849	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	853	(23)
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	2,512	5,860	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	476	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	3,922	784	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	9,903	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2026	—	5,738	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	414	967	—
Medline Borrower, LP	First lien senior secured revolving loan	10/2026	—	7,190	(72)
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	—	15,536	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	3,007	—
MINDBODY, Inc.	First lien senior secured revolving loan	2/2025	—	6,071	(30)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	36	32	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	7,024	2,341	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	68	—
Nelipak Holding Company	First lien senior secured EUR revolving loan	7/2026	1,628	5,675	—
Nelipak Holding Company	First lien senior secured USD revolving loan	7/2026	2,010	5,360	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2025	—	1,652	(8)
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	9/2024	—	12,273	(153)
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	638	8,939	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	5,857	9,291	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(2)
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2026	2,901	10,637	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	6,161	(15)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded Commitment	Fair Value(21)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	14,812	(156)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	91	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	25	50	—
Pluralsight, LLC	First lien senior secured revolving loan	4/2027	4,845	1,390	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	67	(1)
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	5/2025	—	3,188	(16)
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	12/2026	3,749	1,217	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	3,429	(51)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	—	4,000	(30)
Relativity ODA LLC	First lien senior secured revolving loan	5/2027	—	7,333	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	4,358	(33)
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2025	3,120	5,880	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	153	(10)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2026	3,171	2,506	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	—	8	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	—	17,969	(45)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	282	1,023	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	5/2029	—	89	(2)
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	70	(3)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	141	(2)
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	49	105	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	8,147	5,431	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	648	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2026	582	327	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	12/2025	1,913	6,695	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	3,235	2,248	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2026	—	21,622	(108)
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	8/2027	—	9,946	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	7/2027	—	4,239	(32)
Valence Surface Technologies LLC	First lien senior secured revolving loan	6/2025	11,106	49	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	167	1,172	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	925	(16)
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3/2025	10,371	8,835	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	7,146	(89)
Controlled/affiliated - revolving debt commitments
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	11,241	—	—
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	6/2026	—	7,118	—
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	25,310	5,324	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	31,506	309	—
Wingspire Capital Holdings LLC	LLC Interest	N/A	388,145	61,854	—
Total Portfolio Company Commitments			$699,169	$954,831	$(2,978)
*Fully funded

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
(15)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%
(16)The interest rate on these loans is subject to Prime, which as of December 31, 2023 was 8.50%.
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

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$741,057	$753,611	$556,718
Net change in unrealized gain (loss)	(50,169)	92,946	(94,509)
Net realized gain (loss)	(95,908)	(53,245)	4,146
Net Increase (Decrease) in Net Assets Resulting from Operations	594,980	793,312	466,355
Distributions
Distributions declared from earnings(1)	(670,954)	(620,264)	(507,822)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(670,954)	(620,264)	(507,822)
Capital Share Transactions
Repurchase of common shares	—	(34,058)	(25,958)
Reinvestment of distributions	7,422	—	11,951
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	7,422	(34,058)	(14,007)
Total Increase (Decrease) in Net Assets	(68,552)	138,990	(55,474)
Net Assets, at beginning of period	6,021,393	5,882,403	5,937,877
Net Assets, at end of period	$5,952,841	$6,021,393	$5,882,403
_______________
(1)For the year ended December 31, 2024 distributions declared from earnings were derived from net investment income and capital gains. For the year ended December 31, 2023 distributions declared from earnings were derived from net investment income and capital gains. For the year ended December 31, 2022, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$594,980	$793,312	$466,355
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(5,536,243)	(2,268,603)	(2,132,632)
Proceeds from investments and investment repayments, net	5,155,245	2,889,840	1,926,108
Net amortization/accretion of premium/discount on investments	(68,198)	(49,349)	(41,712)
Payment-in-kind interest and dividends	(245,116)	(209,984)	(147,758)
Net change in unrealized (gain) loss on investments	48,419	(91,743)	88,427
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	6,792	22,681	(84,779)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	925	(5,768)	2,514
Net realized (gain) loss on investments	60,626	52,003	(5,171)
Net realized (gain) loss on foreign currency transactions relating to investments	16,504	23	3,586
Amortization of debt issuance costs	30,661	26,849	30,076
Cash acquired in OBDC SLF LLC consolidation	62,461	—	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	13,543	(4,175)	(26,369)
(Increase) decrease in receivable from a controlled affiliate	6,008	(5,269)	(13,756)
(Increase) decrease in prepaid expenses and other assets	(14,321)	475	20,089
Increase (decrease) in management fee payable	1,347	128	813
Increase (decrease) in incentive fee payable	(3,135)	7,755	5,220
Increase (decrease) in payables to affiliate	(4,063)	(2,516)	549
Increase (decrease) in accrued expenses and other liabilities	33,780	(20,048)	125,708
Net cash provided by (used in) operating activities	160,215	1,135,611	217,268
Cash Flows from Financing Activities
Borrowings on debt	4,182,592	1,746,479	2,531,427
Payments on debt	(3,799,219)	(2,007,393)	(2,220,889)
Debt issuance costs	(33,532)	(12,694)	(15,484)
Repurchases of common stock	—	(34,058)	(25,958)
Cash distributions paid to shareholders	(655,558)	(613,374)	(488,422)
Net cash provided by (used in) financing activities	(305,717)	(921,040)	(219,326)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(4,680), $(9,353) and $74,939, respectively)	(145,502)	214,571	(2,058)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $87,067, $96,420 and $21,481, respectively)	659,658	445,087	447,145
Cash and restricted cash, including foreign cash, end of period (restricted cash of $82,387, $87,067 and $96,420, respectively)	$514,156	$659,658	$445,087
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Supplemental and Non-Cash Information
Interest paid during the period	$418,700	$396,732	$234,195
Distributions declared during the period	670,954	620,264	507,822
Reinvestment of distributions during the period	7,422	—	11,951
Distributions Payable	144,381	136,407	129,517
Taxes, including excise tax, paid during the period	6,139	3,448	3,913

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements

Note 1. Organization
Blue Owl Capital Corporation (the “Company” or “OBDC”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.The Company’s investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.
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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (New York Stock Exchange (“NYSE”): OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
Since July 6, 2023, the Company’s common stock has traded on the NYSE under the symbol “OBDC.”
On January 13, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Diversified Credit Advisors LLC (“ODCA”), a Delaware limited liability company and investment adviser to OBDE. In connection therewith, Merger Sub merged with and into OBDE, with OBDE continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”) and, immediately thereafter, OBDE merged with and into the Company, with the Company continuing as the surviving company (together with the Initial Merger, the “Mergers”). See “Note 13. Subsequent Events” for additional discussion of the Mergers.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
PIK Interest Income	175,646	171,697	113,256
PIK Interest Income as a % of Investment Income	11.0%	10.9%	9.4%
PIK Dividend Income	36,179	37,309	26,120
PIK Dividend Income as a % of Investment Income	2.3%	2.4%	2.2%
Total PIK Income	211,825	209,006	139,376
Total PIK Income as a % of Investment Income	13.3%	13.2%	11.6%
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interest in Blue Owl Credit SLF LLC (“Credit SLF”), Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investment LLC (“Fifth Season”), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). For further description of the Company’s investment in Credit SLF, see Note 4 “Investments”. For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses of approximately $9.0 million, $8.1 million and $6.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
Investment Advisory Agreement
On January 12, 2025, the Company entered into the fourth amended and restated investment advisory agreement between the Company and the Adviser, (the “Investment Advisory Agreement”). The Investment Advisory Agreement was approved by the Company’s Board on August 6, 2024 and by the Company’s shareholders on January 8, 2025.
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

Blue Owl Capital Corporation
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
For the years ended December 31, 2024, 2023 and 2022, management fees were $193.6 million, $191.6 million and $188.8 million, respectively.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred $157.2 million, $159.9 million and $118.1 million of performance based incentive fees based on net investment income, respectively.
For the years ended December 31, 2024, 2023 and 2022, the Company did not accrue capital gains based incentive fees.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted an order for exemptive relief (as amended, the “Order”) by the SEC that permits the Company to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
investments in its existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with ODCA, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with ODCA, OTCA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order.
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
The Company has made investments in controlled, affiliated companies, including Credit SLF, Wingspire, Amergin AssetCo and Fifth Season. For further description of Credit SLF, see “Note 4. Investments.”
The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”) and LSI Financing LLC (“LSI Financing LLC”) (collectively, “LSI Financing”).
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
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2024, its commitment to Amergin AssetCo was $229.6 million, of which $138.9 million is equity and $90.7 million is debt. As of December 31, 2024, the fair market value of the Company's investment in Amergin Asset Management, LLC was $0.8 million. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of December 31, 2024, the fair value of the Company’s investment in Fifth Season was $223.3 million. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
As of December 31, 2024, the Company’s investment at fair value in LSI Financing DAC is $4.8 million and the Company’s total commitment was $4.7 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25th, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2024, the Company’s investment at fair value in LSI Financing LLC is $158.8 million and the Company’s total commitment was $159.2 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(4)	$10,079,065	$9,974,880	$8,703,586	$8,660,754
Second-lien senior secured debt investments	877,564	706,800	1,858,354	1,774,984
Unsecured debt investments	303,418	301,956	300,744	292,751
Preferred equity investments(3)	375,749	371,744	429,872	433,297
Common equity investments(1)	1,240,171	1,543,689	986,682	1,208,776
Joint ventures(2)	293,423	295,476	352,964	342,786
Total Investments	$13,169,390	$13,194,545	$12,632,202	$12,713,348
_______________
(1)Includes equity investments in Wingspire, Amergin AssetCo, Fifth Season and LSI Financing LLC.
(2)Includes equity investments in OBDC SLF as of December 31, 2023 and Credit SLF as of December 31, 2024. See below, within Note 4, for more information.
(3)Includes equity investments in LSI Financing DAC.
(4)Includes debt investments in Amergin AssetCo.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Advertising and media	2.8%	1.5%
Aerospace and defense	2.4	3.1
Asset based lending and fund finance(1)	5.9	6.7
Automotive services	2.1	2.1
Buildings and real estate	3.9	4.1
Business services	4.7	3.1
Chemicals	3.1	1.3
Consumer products	3.6	4.0
Containers and packaging	1.4	1.4
Distribution	2.5	2.5
Education	0.4	0.8
Energy equipment and services	0.4	—
Financial services	3.5	2.2
Food and beverage	7.3	7.7
Healthcare equipment and services	3.7	4.4
Healthcare providers and services	6.3	6.5
Healthcare technology	6.2	5.0
Household products	1.7	2.2
Human resource support services	1.4	1.6
Infrastructure and environmental services	2.0	1.3
Insurance(3)	7.6	9.9
Internet software and services	10.5	11.8
Joint ventures(2)	2.2	2.7
Leisure and entertainment	1.8	1.9
Manufacturing	5.9	6.0
Oil and gas	—	0.3
Pharmaceuticals(4)	1.2	0.2
Professional services	2.6	2.8
Specialty retail	2.2	2.2
Telecommunications	0.1	—
Transportation	0.6	0.7
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investment in OBDC SLF as of December 31, 2023 and Credit SLF as of December 31, 2024. See below, within Note 4, for more information.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	19.7%	17.6%
Northeast	18.6	19.3
South	34.1	34.5
West	20.0	21.3
International	7.6	7.3
Total	100.0%	100.0%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
As of December 31, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$774,218	84.6%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Capital Corporation III	6,250	0.7%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	2,500	0.3%
Blue Owl Technology Finance Corp. II	2,500	0.3%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%

The table below sets forth Credit SLF's consolidated financial data as of and for the following period:

As of
($ in thousands)	December 31, 2024
Consolidated Balance Sheet Data
Cash	$17,354
Investments at fair value	$1,164,473
Total Assets	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$750,610
Total Liabilities	$847,556
Total Credit SLF Members' Equity	$348,811

For the Period Ended December 31,
($ in thousands)	2024(1)
Consolidated Statement of Operations Data
Investment income	$14,573
Net operating expenses	8,606
Net investment income (loss)	$5,967
Total net realized and unrealized gain (loss)	2,904
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$8,871
_______________
(1)Credit SLF’s date of inception was May 6, 2024.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Period Ended December 31,
($ in thousands)	2024(1)
Dividend Income	$5,369
_______________
(1) Credit SLF’s date of inception was May 6, 2024.
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 178% and 183%, respectively.
The below tables present the debt obligations for the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$2,985,000	$292,345	$2,649,422	$(22,426)	$269,919
SPV Asset Facility II	300,000	300,000	—	(3,773)	296,227
CLO I	390,000	390,000	—	(3,817)	386,183
CLO II	260,000	260,000	—	(2,230)	257,770
CLO III	260,000	260,000	—	(1,862)	258,138
CLO IV	292,500	292,500	—	(3,806)	288,694
CLO V	509,625	509,625	—	(2,310)	507,315
CLO VII	239,150	239,150	—	(1,612)	237,538
CLO X	260,000	260,000	—	(1,678)	258,322
2025 Notes	425,000	425,000	—	(421)	424,579
July 2025 Notes	500,000	500,000	—	(1,048)	498,952
2026 Notes	500,000	500,000	—	(2,428)	497,572
July 2026 Notes	1,000,000	1,000,000	—	(7,640)	992,360
2027 Notes(3)	500,000	500,000	—	(4,101)	465,449
2028 Notes	850,000	850,000	—	(9,112)	840,888
2029 Notes(3)	1,000,000	1,000,000	—	(16,099)	977,796
Total Debt	$10,271,275	$7,578,620	$2,649,422	$(84,363)	$7,457,702
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $43.2 million of outstanding letters of credit.

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
(4)The amount available is reduced by $59.1 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$434,877	$410,592	$273,134
Amortization of debt issuance costs	30,661	26,849	30,076
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(623)	(1,135)	4,329
Total Interest Expense	$464,915	$436,306	$307,539
Average interest rate	5.6%	5.5%	3.7%
Average daily borrowings	$7,575,562	$7,381,908	$7,254,857
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
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 22, 2024 (the “Revolving Credit Facility Second Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Facility Second Amendment Date.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Second Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Second Amendment Date, the maximum principal amount of the Revolving Credit Facility is $2.99 billion (increased from $2.63 billion to $2.99 billion on the Revolving Credit Facility Second Amendment Date), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $5.50 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Second Amendment Date, the availability period under the Revolving Credit Facility will terminate on (a) August 26, 2026 with respect to $50.0 million of commitments and (b) November 22, 2028 with respect to the remaining commitments (each date, a “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on (a) August 26, 2027 with respect to $50.0 million of commitments and (b) November 22, 2029 with respect to the remaining commitments (each date, a “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the latest Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of the Revolving Credit Facility Second Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on November 22, 2029 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, but less than the product of 2.00 and the combined debt amount, 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum or (ii) the alternative base rate plus margin of either 0.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount but less than the product of 2.00 and the combined debt amount, 0.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 0.525% per annum. As of the Revolving Credit Facility Second Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on August 26, 2027 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. As of the Revolving Credit Facility Second Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on November 22, 2029 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, but less than the product of 2.00 and the combined debt amount 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum. As of the Revolving Credit Facility Second Amendment Date, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on August 26, 2027 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. Beginning on and after the Revolving Credit Facility Second Amendment Date, the Company will also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
Certain of the Company’s wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
residual interest in assets contributed to or acquired by the wholly owned subsidiary through the Company’s ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company’s debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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
SPV Asset Facility III
On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and subsidiary of the Company, entered into a Loan Financing and Servicing Agreement (as amended, the “SPV Asset Facility III”), with ORCC Financing III, as borrower, the Company, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The following describes the terms of SPV Asset Facility III as of its termination on March 9, 2023 (the “SPV Asset Facility III Termination Date”).
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
SPV Asset Facility IV
On August 2, 2019 (the “SPV Asset Facility IV Closing Date”), ORCC Financing IV LLC (“ORCC Financing IV”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (as amended, the “SPV Asset Facility IV”), with ORCC Financing IV, as borrower, Société Générale, as initial Lender and as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements (the “SPV Asset Facility IV Lenders”). The SPV Asset Facility IV was terminated on October 3, 2022 (the “SPV Asset Facility IV Termination Date”).
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
The SPV Asset Facility IV provided for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Asset Facility IV Commitment Termination Date”). At the time of termination, amounts bore interest at term SOFR plus an applicable margin of 2.30% during the reinvestment period and term SOFR plus an applicable margin of 2.55% after the reinvestment period. Prior to the SPV Asset Facility IV Termination Date, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets were required to be used to pay fees, expenses and interest on outstanding borrowings, and the excess may have been returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Termination Date, ORCC Financing IV repaid in full all outstanding fees and expenses and all principal and interest on outstanding borrowings.
From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Termination Date, there was a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV.
SPV Asset Facilities Assumed in the Mergers
On January 13, 2025, the Company became party to and assumed all of OBDE’s obligations under OBDE's SPV asset facilities. See “Note 13. Subsequent Events.”
Debt Securitization Transactions
The Company incurs secured financing through debt securitization transactions, also known as collateralized loan obligation transactions (the “CLO Transactions”) issued by the Company’s consolidated subsidiaries (the “CLO Issuers”), which are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuers. The CLO Issuers issue preferred shares which are not secured by the collateral securing the CLO Transactions which the Company purchases. The Company acts as retention holder in connection with the CLO Transactions for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuers have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuers under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
the CLO Transactions and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuers in its consolidated financing statements.
CLO I
On May 28, 2019 (the “CLO I Closing Date”), the Company completed a $596.0 million term debt securitization transaction (the “CLO I Transaction”). The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”). The following describes the terms of the CLO I Transaction as supplemented through June 28, 2023 (the “CLO I Indenture Supplement Date”).
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
The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act.
CLO I Refinancing
On January 4, 2024 (the “CLO I Refinancing Date”), the Company completed a $390.0 million term debt securitization refinancing (the “CLO I Refinancing”). The secured notes issued in the CLO I Refinancing and the secured loan borrowed in the CLO I Refinancing were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO I, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO I Refinancing Issuer”).
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
CLO II Refinancing
On April 9, 2021 (the “CLO II Refinancing Date”), the Company completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”). The secured notes and preferred shares issued in the CLO II Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”). The following describes the terms of the CLO II Refinancing as supplemented through July 18, 2023 (the “CLO II Refinancing Indenture Supplement Date”).
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date) by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204.0 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20.0 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36.0 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle-market loans, participation interests in middle-

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on the Payment Date (as defined in the CLO II Refinancing Indenture) in April, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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
CLO III
On March 26, 2020 (the “CLO III Closing Date”), the Company completed a $395.3 million term debt securitization transaction (the “CLO III Transaction”). The secured notes and preferred shares issued in the CLO III Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”). The following describes the terms of the CLO III Transaction as supplemented through July 18, 2023 (the “CLO III Indenture Supplement Date”).
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
The CLO III Debt was offered in reliance on Section 4(a)(2) of the Securities Act.
CLO III Refinancing
On April 11, 2024 (the “CLO III Refinancing Date”), the Company completed a $260,000,000 term debt securitization refinancing (the “CLO III Refinancing”). The secured notes issued in the CLO III Refinancing were issued by the Company’s consolidated subsidiary Owl Rock CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO III Issuer”).
The CLO III Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of March 26, 2020 (the “Original CLO III Closing Date”) by and among Owl Rock CLO III, Ltd., as

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
CLO IV Refinancing
On July 9, 2021 (the “CLO IV Refinancing Date”), the Company completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”). The secured notes and preferred shares issued in the CLO IV Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”). The following describes the terms of the CLO IV Refinancing as supplemented through July 18, 2023 (the “CLO IV Refinancing Indenture Supplement Date”).
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
CLO V
On November 20, 2020 (the “CLO V Closing Date”), the Company completed a $345.5 million term debt securitization transaction (the “CLO V Transaction”). The secured notes and preferred shares issued in the CLO V Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO V, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO V Issuer”), and Owl Rock CLO V, LLC, a Delaware limited liability company (the “CLO V Co-Issuer” and together with the CLO V Issuer, the “CLO V Issuers”).
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
CLO V Refinancing
On April 20, 2022 (the “CLO V Refinancing Date”), the Company completed a $669.2 million term debt securitization refinancing (the “CLO V Refinancing”). The secured notes and preferred shares issued in the CLO V Refinancing were issued by the CLO V Co-Issuer, as Issuer (the “CLO V Refinancing Issuer”).
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
CLO VI
On May 5, 2021 (the “CLO VI Closing Date”), the Company completed a $397.8 million term debt securitization transaction (the “CLO VI Transaction”). The secured notes and preferred shares issued in the CLO VI Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”). The following describes the terms of the CLO VI Transaction as supplemented through July 18, 2023 (the “CLO VI Indenture Supplement Date”).
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
As part of the CLO VI Transaction, the Company entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provided for the sale and contribution of approximately $205.6 million par amount of middle-market loans from the Company to the CLO VI Issuer on the CLO VI Closing Date and for future sales from the Company to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consisted of approximately $164.7 million par amount of

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
middle-market loans purchased by the CLO VI Issuer from ORCC Financing IV under an additional loan sale agreement executed on the CLO VI Closing Date between the CLO VI Issuer and ORCC Financing IV. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing IV each made customary representations, warranties, and covenants to the CLO VI Issuer under the applicable loan sale agreement.
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
CLO VII
On July 26, 2022 (the “CLO VII Closing Date”), the Company completed a $350.5 million term debt securitization transaction (the “CLO VII Transaction”). The secured notes and preferred shares issued in the CLO VII Transaction and the secured loan borrowed in the CLO VII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VII Issuer”).
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
collateral manager for the CLO VII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The CLO VII Debt is the secured obligation of the CLO VII Issuer, and the CLO VII Indenture, the CLO VII A-L1 Credit Agreement and the CLO VII A-L2 Credit Agreement each include customary covenants and events of default.
CLO X
On March 9, 2023 (the “CLO X Closing Date”), the Company completed a $397.7 million term debt securitization transaction (the “CLO X Transaction”). The secured notes and preferred shares issued in the CLO X Transaction were issued by the Company’s consolidated subsidiary Owl Rock CLO X, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO X Issuer”).
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
As part of the CLO X Transaction, the Company entered into a loan sale agreement with the CLO X Issuer dated as of the CLO X Closing Date, which provided for the sale and contribution of approximately $245.9 million par amount of middle-market loans from the Company to the CLO X Issuer on the CLO X Closing Date and for future sales from the Company to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Secured Notes. The remainder of the initial portfolio assets securing the CLO X Secured Notes consisted of approximately $141.3 million par amount of middle-market loans purchased by the CLO X Issuer from ORCC Financing III under an additional loan sale agreement executed on the CLO X Closing Date between the CLO X Issuer and ORCC Financing III. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing III each made customary representations, warranties, and covenants to the CLO X Issuer under the applicable loan sale agreement.
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
Debt Securitization Transactions Assumed in the Mergers
On January 13, 2025, as a result of the consummation of the Mergers, the Company became party to the relevant agreements with respect to and assumed all of OBDE’s obligations under the CLO XIV Transaction. See “Note 13. Subsequent Events.”
Unsecured Notes
On December 14, 2023, the Company entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Deutsche Bank Trust Company Americas (the “Successor Trustee”), with respect to the Indenture, dated April 10, 2019 between the Company and the Retiring Trustee (the “Base Indenture”), the first supplemental indenture, dated April 10, 2019 (the “First Supplemental Indenture”) between the Company and the Retiring Trustee, the second supplemental indenture, dated October 8, 2019 (the “Second Supplemental Indenture”) between the Company and the Retiring Trustee, the third supplemental indenture, dated January 22, 2020 (the “Third Supplemental Indenture”) between the Company and the Retiring Trustee, the Fourth Supplemental Indenture, dated July 23, 2020 (the “Fourth Supplemental Indenture”) between the Company and the Retiring Trustee, the Fifth Supplemental Indenture, dated December 8, 2020 (the “Fifth Supplemental Indenture”) between the Company and the Retiring Trustee, the Sixth Supplemental Indenture, dated April 26, 2021 (the “Sixth Supplemental Indenture”) between the Company and the Retiring Trustee, the Seventh Supplemental Indenture, dated June 11, 2021 (the “Seventh Supplemental Indenture” and together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, and the Eighth Supplemental Indenture (as defined below), the “Indenture”) between the Company and the Successor Trustee.
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
2024 Notes
On April 10, 2019, the Company issued $400.0 million aggregate principal amount of notes that were due on April 15, 2024 (the “2024 Notes”). The 2024 Notes bore interest at a rate of 5.25% per year, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. On February 21, 2024, the Company caused notice to be issued to the Successor Trustee of the 2024 Notes regarding the Company’s exercise of the option to redeem in full all $400.0 million in aggregate principal amount of the 2024 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, March 22, 2024. On March 22, 2024, the Company redeemed in full all $400.0 million in aggregate principal amount of the 2024 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 22, 2024.
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. The Company received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the year ended December 31, 2024, the Company made a payment of $6.6 million in conjunction with unwinding the swap. For the years ended December 31, 2023 and 2022, the Company made periodic payments of $15.5 million and $5.6 million, respectively. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the years ended December 31, 2024, 2023 and 2022, the Company made net periodic payments of $23.0 million, $15.8 million and $3.1 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024 and 2023, the interest rate swap had a fair value of $(31.8) million and $(42.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
2029 Notes
On January 22, 2024, pursuant to the Base Indenture and an Eighth Supplemental Indenture, dated January 22, 2024 (the “Eighth Supplemental Indenture”) between us and the Successor Trustee, the Company issued $600.0 million aggregate principal amount of notes that mature on March 15, 2029 and on November 19, 2024, the Company issued an additional $400.0 million aggregate principal amount of the Company’s 5.95% notes due 2029 (together, the “2029 Notes”). The 2029 Notes bear interest at a rate of 5.95% per year, payable semi-annually on March 15 and September 15, of each year, commencing on September 15, 2024. The Company may redeem some or all of the 2029 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2029 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2029 Notes on or after February 15, 2029 (the date falling one month prior to the maturity date of the 2029 Notes), the redemption price for the 2029 Notes will be equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
On February 9, 2024, in connection with the initial issuance of the 2029 Notes on January 22, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the year ended December 31, 2024 the Company made $6.2 million in net periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(5.2) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922% The interest rate swap matures on February 15, 2029. For the year ended December 31, 2024 the Company did not make any periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(1.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Notes Assumed in the Mergers
On January 13, 2025, in connection with the Mergers, the Company entered into a supplemental indenture relating to our assumption of OBDE’s 3.125% Notes that mature on April 23, 2027. Also on January 13, 2025, in connection with the Mergers, the Company entered into an assumption agreement relating to our assumption of OBDE's 7.50% Series 2022A Senior Notes, Tranche A; 7.58% Series 2022A Senior Notes, Tranche B; 7.58% Series 2022B Senior Notes and 8.10% Series 2023A Senior Notes. See “Note 13. Subsequent Events.”

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$514,156	$—	$—	$514,156
Investments:
First-lien senior secured debt investments(1)	$—	$87,260	$9,887,620	$9,974,880
Second-lien senior secured debt investments	—	46,740	660,060	706,800
Unsecured debt investments	—	—	301,956	301,956
Preferred equity investments(4)	—	—	371,744	371,744
Common equity investments(2)	912	—	1,345,881	1,346,793
Subtotal	$912	$134,000	$12,567,261	$12,702,173
Investments measured at Net Asset Value ("NAV")(3)	—	—	—	492,372
Total Investments at fair value	$912	$134,000	$12,567,261	$13,194,545
Derivatives:
Interest rate swaps	$—	$(38,241)	$—	$(38,241)
_______________
(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in Wingspire, Amergin AssetCo and Fifth Season.
(3)Includes equity investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
(4)Includes equity investment in LSI Financing DAC.

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
(4)Includes equity investment in LSI Financing DAC.

The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,660,754	$1,675,269	$280,958	$433,297	$1,207,683	$12,257,961
Purchases of investments, net	4,007,144	19,999	68,072	21,075	259,873	4,376,163
Payment-in-kind	148,718	16,298	37,775	41,527	798	245,116
Proceeds from investments, net	(2,837,557)	(971,442)	(142,858)	(58,496)	(177,212)	(4,187,565)
Net change in unrealized gain (loss)	(63,435)	(78,619)	6,464	(7,430)	79,531	(63,489)
Net realized gains (losses)	(63,412)	(2,146)	(13,216)	2,971	(738)	(76,541)
Net amortization/accretion of discount/premium on investments	52,151	10,049	899	2,662	—	65,761
Transfers between investment types	(16,742)	—	63,862	(63,862)	16,742	—
Transfers into (out of) Level 3(1)	—	(9,350)	—	—	(40,794)	(50,144)
Fair value, end of period	$9,887,621	$660,058	$301,956	$371,744	$1,345,883	$12,567,262
    _______________
(1)Transfers into (out of) Level 3 were a result of an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

	As of and for the Year Ended December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
Purchases of investments, net	1,906,568	—	—	40,054	205,436	2,152,058
Payment-in-kind	127,974	17,816	29,044	33,644	718	209,196
Proceeds from investments, net	(2,662,751)	(55,050)	(192)	(6,838)	(39,400)	(2,764,231)
Net change in unrealized gain (loss)	66,742	(16,127)	14,213	9,854	15,999	90,681
Net realized gains (losses)	(52,240)	—	(23)	235	—	(52,028)
Net amortization of discount on investments	43,588	3,596	476	1,087	—	48,747
Transfers between investment types	(47,819)	—	—	—	47,819	—
Transfers into (out of) Level 3(1)	(487)	(92,252)	—	—	—	(92,739)
Fair value, end of period	$8,660,754	$1,675,269	$280,958	$433,297	$1,207,683	$12,257,961
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended December 31, 2023, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended December 31, 2022, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net change in unrealized gain (loss) for the Year Ended December 31, 2024 on Investments Held at December 31, 2024	Net change in unrealized gain (loss) for the Year Ended December 31, 2023 on Investments Held at December 31, 2023	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022
First-lien senior secured debt investments	$(50,558)	$12,696	$(106,893)
Second-lien senior secured debt investments	(72,795)	(37,381)	(68,165)
Unsecured debt investments	6,464	14,215	(20,259)
Preferred equity investments	(3,326)	9,854	(10,388)
Common equity investments	78,651	16,006	110,841
Total Investments	$(41,564)	$15,390	$(94,864)

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

As of December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,347,861	Yield Analysis	Market Yield	(6.8% - 35.2%) 11.3%	Decrease
	475,100	Recent Transaction	Transaction Price	(98.3% - 100.0%) 99.0%	Increase
	64,659	Collateral Analysis	Recovery Rate	(13.5% - 62.5%) 49.5%	Increase
Second-lien senior secured debt investments	$655,188	Yield Analysis	Market Yield	(11.4% - 19.8%) 16.1%	Decrease
	4,872	Collateral Analysis	Recovery Rate	(0.0% - 4.0%) 4.0%	Increase
Unsecured debt investments	$295,601	Yield Analysis	Market Yield	(8.6% - 18.1%) 13.1%	Decrease
	6,355	Market Approach	EBITDA Multiple	(11.8x - 11.8x) 11.8x	Increase
Preferred equity investments	$362,841	Yield Analysis	Market Yield	(12.3% - 37.1%) 17.9%	Decrease
	8,751	Market Approach	EBITDA Multiple	(7.1x - 7.1x) 7.1x	Increase
	152	Market Approach	Revenue Multiple	(8.5x - 8.5x) 8.5x	Increase
Common equity investments	$1,000,315	Market Approach	EBITDA Multiple	(1.2x - 20.0x) 5.4x	Increase
	223,274	Market Approach	AUM Multiple	(1.1x - 1.1x) 1.1x	Increase
	62,056	Market Approach	N/A	N/A	N/A
	38,412	Market Approach	Revenue Multiple	(5.3x - 14.5x) 11.4x	Increase
	10,498	Yield Analysis	Market Yield	(8.5% - 8.5%) 8.5%	Decrease
	10,011	Market Approach	Transaction Price	($96.84 - $96.84) $96.84	Increase
	778	Discounted Cash Flow Analysis	Discounted Factor	(20.0% - 20.0%) 20.0%	Decrease
	357	Option Pricing Model	Volatility	(60.0% - 70.0%) 69.8%	Increase
	180	Market Approach	Gross Profit Multiple	(10.0x - 10.0x) 10.0x	Increase

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,553,464	Yield Analysis	Market Yield	(9.1% - 27.4%) 12.8%	Decrease
	1,047,390	Recent Transaction	Transaction Price	(97.0% - 99.8%) 98.6%	Increase
	59,900	Collateral Analysis	Recovery Rate	(82.5% - 82.5%) 82.5%	Increase
Second-lien senior secured debt investments	$1,666,832	Yield Analysis	Market Yield	(11.4% - 39.5%) 15.8%	Decrease
	8,437	Collateral Analysis	Recovery Rate	(13.3% - 13.3%) 13.3%	Increase
Unsecured debt investments	$275,158	Yield Analysis	Market Yield	(10.6% - 17.2%) 12.0%	Decrease
	5,800	Market Approach	EBITDA Multiple	(11.8x - 11.8x) 11.8x	Increase
Preferred equity investments	$396,747	Yield Analysis	Market Yield	(12.6% - 25.8%) 16.4%	Decrease
	36,550	Recent Transaction	Transaction Price	(98.0% - 107.5%) 104.4%	Increase
Common equity investments	$938,313	Market Approach	EBITDA Multiple	(1.2x - 20.3x) 5.6x	Increase
	218,333	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	36,138	Market Approach	Revenue	(1.9x - 14.7x) 10.5x	Increase
	9,606	Yield Analysis	Market Yield	(7.9% - 7.9%) 7.9%	Decrease
	5,149	Market Approach	Transaction Price	($92.00 - $92.00) $92.00	Increase
	144	Market Approach	Gross Profit	(9.9x - 9.9x) 9.9x	Increase

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$269,919	(22,426)	$269,919	$401,075	(17,970)	$401,075
SPV Asset Facility II	296,227	(3,773)	296,227	245,728	(4,272)	245,728
CLO I	386,183	(3,817)	386,183	274,213	(2,394)	274,213
CLO II	257,770	(2,230)	257,770	257,467	(2,533)	257,467
CLO III	258,138	(1,862)	258,138	258,324	(1,676)	258,324
CLO IV	288,694	(3,806)	288,694	288,184	(4,316)	288,184
CLO V	507,315	(2,310)	507,315	507,000	(2,625)	507,000
CLO VI	—	—	—	258,425	(1,575)	258,425
CLO VII	237,538	(1,612)	237,538	237,288	(1,862)	237,288
CLO X	258,322	(1,678)	258,322	258,126	(1,874)	258,126
2024 Notes	—	—	—	395,942	(657)	399,000
2025 Notes	424,579	(421)	423,938	422,880	(2,120)	413,313
July 2025 Notes	498,952	(1,048)	496,250	497,118	(2,882)	478,750
2026 Notes	497,572	(2,428)	495,000	495,320	(4,680)	483,750
July 2026 Notes	992,360	(7,640)	970,000	987,597	(12,403)	930,000
2027 Notes	465,449	(4,101)	476,250	454,017	(6,037)	451,250
2028 Notes	840,888	(9,112)	782,000	838,384	(11,616)	745,875
2029 Notes	977,796	(16,099)	1,017,500	—	—	—
Total Debt	$7,457,702	$(84,363)	$7,421,044	$7,077,088	$(81,492)	$6,887,768

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	4,660,938	3,901,938
Level 3	2,760,106	2,985,830
Total Debt	$7,421,044	$6,887,768
Financial Instruments Not Carried at Fair Value
As of December 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments(1)	$673,576	$512,755
Total unfunded delayed draw loan commitments	607,998	374,589
Total unfunded revolving and delayed draw loan commitments	1,281,574	887,344

Total unfunded equity commitments	158,259	67,487

Total unfunded commitments	$1,439,833	$954,831
(1) Includes Letter of Credit outstanding as of December 31, 2023.
As of December 31, 2024, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program (the “2020 Stock Repurchase Program”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program for an additional 12-months and on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. While the plan was in effect the agent repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Program for approximately $12.6 million.
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. While the 2022 Stock Repurchase Program in effect, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million.
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program (the “2024 Stock Repurchase Program”) under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. For the period ended December 31, 2024, there were no repurchases under the 2024 Stock Repurchase Program
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the years ended December 31, 2024, 2023 and 2022.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Years Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
November 5, 2024	December 31, 2024	January 15, 2025	$0.37
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	$0.05
August 6, 2024	September 30, 2024	October 15, 2024	$0.37
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	$0.06
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08

	For the Years Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 12, 2024	$0.35
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	$0.08
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04

	For the Years Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 30, 2022	January 13, 2023	$0.33
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	$0.03
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
Dividend Reinvestment
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. If newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Years Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	52,556	(1)
August 6, 2024	September 30, 2024	October 15, 2024	427,571	(1)
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Years Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	98,832	(1)
August 8, 2023	September 29, 2023	October 13, 2023	415,349	(1)
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	89,305	(1)
May 9, 2023	June 30, 2023	July 14, 2023	516,771	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,373	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Years Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	51,018	(1)
August 2, 2022	September 30, 2022	November 15, 2022	616,214	(1)
May 3, 2022	June 30, 2022	August 15, 2022	886,113	(1)
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
2020 Stock Repurchase Program
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program under which the Company was authorized to repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program for an additional 12-months and on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. While the plan was in effect the agent repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Program for approximately $12.6 million. For the following periods, repurchases under the 2020 Stock Repurchase Program were as follows:

Blue Owl Capital Corporation
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
2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company’s outstanding common stock. Under the 2022 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. While the 2022 Stock Repurchase Program was in effect, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. There were no repurchases under the 2022 Stock Repurchase Program during the period ended December 31, 2024. For the following periods, repurchases under the 2022 Stock Repurchase Program were as follows:

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
_______________
(1)No purchases were made from July 1, 2023 to December 31, 2023.
2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended December 31, 2024.

Note 9. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2024	2023	2022
Increase (decrease) in net assets resulting from operations	$594,980	$793,312	$466,355
Weighted average shares of common stock outstanding—basic and diluted	390,068,596	390,104,585	394,006,852
Earnings per common share-basic and diluted	$1.53	$2.03	$1.18

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
The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2024, 2023, and 2022 to undistributed taxable income for the following periods:

	For the Years Ended December 31,
($ in millions)	2024(1)	2023	2022
Increase in net assets resulting from operations	$595.0	$793.3	$466.3
Adjustments:
Net unrealized (gain) loss on investments	$50.2	$(92.9)	$94.5
Other income (loss) for tax purposes, not book	12.7	(43.3)	(33.0)
Deferred organization costs	(0.1)	(0.1)	(0.1)
Other book-tax differences	11.6	12.7	5.8
Realized gain/loss differences	84.4	53.0	1.0
Taxable Income	$753.8	$722.7	$534.5
_______________
(1)Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.
For the year ended December 31, 2024
Total distributions declared of $671.0 million resulted in a taxable dividend amount of $671.0 million that consisted of $670.7 million of ordinary income and $0.3 million of net long-term capital gains for the tax year ending December 31, 2024. For the calendar year ended December 31, 2024 the Company had $197.3 million of undistributed ordinary income, as well as, $(149.4) million of net unrealized gains (losses) on investments and $(18.5) million of other temporary differences. For the year ended December 31, 2024, 85.5% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2024, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $11.6 million attributable to U.S. federal income tax, including excise taxes.
As of December 31, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $146.1 million based on a tax cost basis of $13.3 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $560.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $414.5 million.
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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a current tax expense of approximately $2.5 million, $0.3 million and $5.1 million for taxable subsidiaries, respectively.
The Company recorded a net deferred tax liability of $31.4 million and $29.0 million as of December 31, 2024 and 2023, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2022	2021	2020	2019	2018	2017	2016
Per share data:
Net asset value, beginning of period	$15.45	$14.99	$15.08	$14.74	$15.24	$15.10	$15.03	$14.85	$—
Net investment income(1)	1.90	1.93	1.41	1.25	1.33	1.54	1.68	1.40	0.42
Net realized and unrealized gain (loss)(1)	(0.37)	0.10	(0.22)	0.33	(0.35)	0.08	(0.19)	0.13	0.36
Total from operations	1.53	2.03	1.19	1.58	0.98	1.62	1.49	1.53	0.78
Repurchase of common shares(2)	—	0.02	0.01	—	0.08	(0.03)	—	—	14.13
Distributions declared from earnings(2)	(1.72)	(1.59)	(1.29)	(1.24)	(1.56)	(1.45)	(1.42)	(1.35)	(0.06)
Total increase (decrease) in net assets	(0.19)	0.46	(0.09)	0.34	(0.50)	0.14	0.07	0.18	14.85
Net asset value, end of period	$15.26	$15.45	$14.99	15.08	$14.74	$15.24	$15.10	$15.03	$14.85
Shares outstanding, end of period	390,217,304	389,732,868	392,476,687	393,766,855	389,966,688	392,129,619	216,204,837	97,959,595	45,833,313
Per share market value at end of period	$15.12	$14.76	$11.55	14.16	$12.66	$17.89	N/A	N/A	N/A
Total Return, based on market value(3)	14.7%	43.3%	(9.9)%	21.7%	(20.1)%	22.0%	N/A	N/A	N/A
Total Return, based on net asset value(4)	10.5%	15.6%	9.0%	11.3%	8.7%	10.7%	10.2%	10.6%	(0.6)%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	14.3%	13.9%	11.0%	9.1%	5.0%	4.4%	6.4%	6.3%	6.5%
Ratio of net investment income to average net assets(6)	12.4%	12.7%	9.5%	8.4%	9.1%	10.0%	10.9%	9.0%	2.9%
Net assets, end of period	$5,952,841	$6,021,393	$5,882,403	$5,937,877	$5,746,434	$5,977,283	$3,264,845	$1,472,579	$680,525
Weighted-average shares outstanding	390,068,596	390,104,585	394,006,852	392,297,907	388,645,561	324,630,279	146,422,371	67,082,905	21,345,191
Total capital commitments, end of period	N/A	N/A	N/A	N/A	N/A	N/A	$5,471,160	$5,067,680	$2,313,237
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A	N/A	N/A	N/A	N/A	57.4%	27.9%	28.8%
Portfolio turnover rate	49.7%	13.2%	11.6%	43.1%	14.7%	17.7%	29.1%	30.8%	25.4%
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
(7)Prior to the management and incentive fee waivers, the total expenses to average net assets for the years ended December 31, 2020, 2019, 2018 and 2017 were 7.3%, 5.9%,6.4% and 6.3%, respectively.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Dividend
On February 18, 2025, the Board declared a first quarter dividend of $0.37 per share for stockholders of record as of March 31, 2025, payable on or before April 15, 2025 and a fourth quarter supplemental dividend of $0.05 per share for stockholders of record as of February 28, 2025, payable on or before March 17, 2025.
Mergers
On January 13, 2025, the Company completed the previously announced acquisition of OBDE. Pursuant to the Merger Agreement, Merger Sub was first merged with and into OBDE, with OBDE continuing as the surviving company, and, immediately following the Initial Merger, OBDE was then merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time of the Mergers, each outstanding share of OBDE’s common stock was converted into the right to receive 0.9779 shares of the Company’s common stock. As a result of the Mergers, the Company issued an aggregate of approximately 120,630,637 million shares of the Company’s common stock to OBDE shareholders.
The Mergers will be accounted for as an asset acquisition of OBDE by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The Company will be the accounting survivor of the Mergers.
April 2027 Notes
On January 13, 2025, in connection with the Mergers, the Company entered into a second supplemental indenture (the “April 2027 Notes Second Supplemental Indenture”) by and between Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “April 2027 Notes Trustee”), effective as of the closing of the Mergers. The April 2027 Notes Second Supplemental Indenture relates to the Company’s assumption of $325.0 million in aggregate principal amount of OBDE’s 3.125% Notes that mature on April 13, 2027 (the “April 2027 Notes”).
Pursuant to the April 2027 Notes Second Supplemental Indenture, the Company expressly assumed the obligations of OBDE for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2027 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions of the indenture, dated October 13, 2021 (the “April 2027 Notes Base Indenture”), by and between OBDE and the April 2027 Notes Trustee, as amended by the first supplemental indenture, dated October 13, 2021 (the “April 2027 Notes First Supplemental Indenture” and together with the April 2027 Notes Base Indenture and the April 2027 Notes Second Supplemental Indenture, the “April 2027 Notes Indenture”), by and between OBDE and the April 2027 Notes Trustee, to be performed by OBDE.
The April 2027 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the April 2027 Indenture. The April 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. The April 2027 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the April 2027 Notes. The April 2027 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The April 2027 Notes rank effectively subordinated, or junior, to any of the Company’s existing and future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The April 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities. The April 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not the Company is subject to those requirements, and (ii) provide financial information to the holders of the April 2027 Notes and the April 2027 Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the April 2027 Indenture, occurs prior to maturity, holders of the April 2027 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the April 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the April 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note Assumption Agreement
On January 13, 2025, in connection with the Mergers, the Company entered into an assumption agreement (the “Note Assumption Agreement”) for the benefit of the Noteholders (as defined in the Note Purchase Agreement) (as defined below), effective as of the closing of the Mergers. The Note Assumption Agreement relates to the Company’s assumption of (i) $142.0 million aggregate principal amount of 7.50% Series 2022A Senior Notes, Tranche A, due July 21, 2025 (the “July 2025 Notes”); (ii) $190.0 million aggregate principal amount of 7.58% Series 2022A Senior Notes, Tranche B, due July 21, 2027 (the “July 2027 Notes” and, together with the July 2025 Notes, the “Series 2022A Notes”); (iii) $60.0 million in aggregate principal amount of 7.58% Series 2022B Senior Notes, due July 21, 2027 (the “Series 2022B Notes”); and (iv) $100.0 million in aggregate principal amount of 8.10% Series 2023A Senior Notes, due June 29, 2028 (the “Series 2023A Notes”) and other obligations of OBDE under a Master Note Purchase Agreement dated as of July 21, 2022 (as supplemented by the First Supplement to Master Note Purchase Agreement, dated as of December 22, 2022 (the “First Supplement”), and by the Second Supplement to Master Note Purchase Agreement, dated as of June 29, 2023 (the “Second Supplement”) and as further amended, supplemented or otherwise modified from time to time, the “Note Purchase Agreement”), among OBDE and certain institutional investors specified therein.
Pursuant to the Note Assumption Agreement, the Company unconditionally and expressly assumed, confirmed and agreed to perform and observe each and every one of the covenants, rights, promises, agreements, terms, conditions, obligations, duties and liabilities of OBDE under the Note Purchase Agreement, under the Series 2022A Notes, Series 2022B notes and Series 2023A Notes and under any documents, instruments or agreements executed or delivered or furnished by OBDE in connection therewith, and to be bound by all waivers made by OBDE with respect to any matter set forth therein.
Interest on the Series 2022A Notes will be due semiannually on January 21 and July 21 each year, beginning on January 21, 2023. The Series 2022A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series 2022A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2022A Notes are general unsecured obligations of the Company’s that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800.0 million and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2022A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that apply to the Series 2022A Notes apply to the Series 2022B Notes, including, without limitation, the material terms described above. Except as otherwise expressly set forth in the Second Supplement, the terms of the Note Purchase Agreement that apply to the Series 2022A Notes apply to the Series 2023A Notes, including, without limitation, the material terms described above.
Revolving Credit Facility
On January 13, 2025, in connection with the Mergers, through the accordion feature, the aggregate commitments under the Revolving Credit Facility increased from $2.99 billion to $3.66 billion.
SPV Credit Facilities
On January 13, 2025, pursuant to Amendment No. 6 to Loan and Servicing Agreement and Omnibus Amendment to Certain Transaction Documents, dated December 5, 2024, by and between ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company and a wholly owned subsidiary of OBDE, ODCA, the Adviser, Société Générale, each of the lenders party thereto and the Company, became party to and assumed all of OBDE’s obligations under the OBDE SPV Asset Facility I (as defined below) and the Adviser became the collateral manager under OBDE SPV Asset Facility I. In addition, as a result of the consummation

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
of the Mergers, the Company became party to and assumed all of OBDE’s obligations under OBDE SPV Asset Facility II (as defined below) and OBDE SPV Asset Facility III (as defined below) and the Adviser became the servicer under OBDE SPV Asset Facility III.
OBDE SPV Asset Facility I
On July 29, 2021 (the “OBDE SPV Asset Facility I Closing Date”), ORCC III Financing entered into a Credit Agreement (as amended through the date hereof, the “OBDE SPV Asset Facility I”), with ORCC III Financing, as borrower, OBDE, as equityholder, ODCA, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the OBDE SPV Asset Facility I have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of OBDE SPV Asset Facility I amended through December 5, 2024 (the “OBDE SPV Asset Facility I Sixth Amendment Date”).
The maximum principal amount of the OBDE SPV Asset Facility I is $525.0 million (decreased from $625.0 million on December 8, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The OBDE SPV Asset Facility I includes a $100.0 million sub-limit for swingline loans.
The OBDE SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the OBDE SPV Asset Facility I through March 16, 2026, unless the commitments are terminated sooner as provided in the OBDE SPV Asset Facility I (the “OBDE SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the OBDE SPV Asset Facility I will mature on March 15, 2028 (the “OBDE SPV Asset Facility I Stated Maturity”). Prior to the OBDE SPV Asset Facility I Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the OBDE SPV Asset Facility I Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.70%; amounts drawn in Canadian dollars bear interest at Term CORRA plus a spread of 2.70%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.70%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.6693% or at an alternate base rate plus a spread of 2.70%. From the OBDE SPV Asset Facility I Closing Date to the OBDE SPV Asset Facility I Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the OBDE SPV Asset Facility I.
OBDE SPV Asset Facility II
On December 2, 2021 (the “OBDE SPV Asset Facility II Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary entered into a loan financing and servicing agreement (the “OBDE SPV Asset Facility II”), with ORCC III Financing II, as borrower, OBDE, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. On October 10, 2024, the parties to the OBDE SPV Asset Facility II entered into the Amendment No. 2 to the OBDE SPV Asset Facility II, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of OBDE SPV Asset Facility II amended through October 10, 2024 (the “OBDE SPV Asset Facility II Second Amendment Date”).
From time to time, the Company expects to sell and contribute certain loan assets to ORCC III Financing II pursuant to a Sale and Contribution Agreement by and between the Company and ORCC III Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the OBDE SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC III Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC III Financing II through the Company’s ownership of ORCC III Financing II. The maximum principal amount of the OBDE SPV Asset Facility II is $500.0 million (increased from $350.0 million to $500.0 million on the OBDE SPV Asset Facility II Second Amendment Date); the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The OBDE SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the OBDE SPV Asset Facility II for a period until December 2, 2027 unless such period is extended or accelerated under the terms of the OBDE SPV Asset Facility II (the “OBDE SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the OBDE SPV Asset Facility II, the OBDE SPV Asset Facility II will mature on the date that is two years after the last day of the OBDE SPV Asset Facility II Revolving Period, on December 2, 2029 (the “OBDE SPV Asset Facility II Termination Date”). Prior to the OBDE SPV Asset Facility II Termination Date, proceeds received by ORCC III Financing II from principal and

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the OBDE SPV Asset Facility II Termination Date, ORCC III Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.
Amounts drawn bear interest at SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) SOFR, such SOFR not to be lower than zero) plus a spread equal to 1.95% per annum, which spread will increase (a) on and after the end of the OBDE SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “OBDE SPV Asset Facility II Applicable Margin”). SOFR may be replaced as a base rate under certain circumstances. During the OBDE SPV Asset Facility II Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the OBDE SPV Asset Facility II. During the OBDE SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 35%, 50% and 70%) of the total commitments under the OBDE SPV Asset Facility II, ORCC III Financing II will also pay a make-whole fee equal to the OBDE SPV Asset Facility II Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent.
OBDE SPV Asset Facility III
On March 20, 2024 (the “OBDE SPV Asset Facility III Closing Date”), OBDC III Financing III LLC (“OBDC III Financing III”), a Delaware limited liability company and newly formed subsidiary, entered into a Credit Agreement (the “OBDE SPV Asset Facility III”), with OBDC III Financing III, as borrower, ODCA, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC, as collateral custodian.
The maximum principal amount of the OBDE SPV Asset Facility III is $300.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of OBDC III Financing III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The OBDE SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the OBDE SPV Asset Facility III for a period of up to three years after the OBDE SPV Asset Facility III Closing Date unless the commitments are terminated sooner as provided in the OBDE SPV Asset Facility III (the “OBDE SPV Asset Facility III Availability Period”). Unless otherwise terminated, the OBDE SPV Asset Facility III will mature on March 20, 2029 (the “OBDE SPV Asset Facility III Maturity Date”). To the extent the commitments are terminated or permanently reduced during the first two years following the OBDE SPV Asset Facility III Closing Date, OBDC III Financing III may owe a prepayment penalty. Prior to the OBDE SPV Asset Facility III Maturity Date, proceeds received by OBDC III Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the OBDE SPV Asset Facility III Maturity Date, OBDC III Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to Daily Simple CORRA plus an adjustment of 0.29547%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Rate. The “Applicable Rate” ranges from 1.75% to 2.50% depending on the composition of the collateral. The OBDE SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread. During the Availability Period, there is a commitment fee subject to minimum utilization, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the Secured Credit Facility.
Debt Securitization Transaction
On January 13, 2025, as a result of the consummation of the Mergers, the Company became party to the relevant agreements with respect to and assumed all of OBDE’s obligations under the CLO XIV Transaction (as defined below).
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), OBDE completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by OBDE. The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by OBDE’s consolidated subsidiary Blue Owl CLO XIV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XIV Issuer.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
The CLO XIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIV Indenture”), by and among the CLO XIV Issuer and State Street Bank and Trust Company: (i) $203.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.40% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.25% (together, the “CLO XIV Secured Notes”) and (B) the borrowing by the CLO XIV Issuer of $25.0 million under floating rate Class A-L loans (the “CLO XIV Class A-L Loans” and together with the CLO XIV Secured Notes, the “CLO XIV Debt”). The CLO XIV Class A-L Loans bear interest at three-month term SOFR plus 2.40%. The CLO XIV Class A-L Loans were borrowed under a credit agreement (the “CLO XIV Class A-L Credit Agreement”), dated as of the CLO XIV Closing Date, by and among the CLO XIV Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIV Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XIV Issuer. The CLO XIV Debt is scheduled to mature on the Payment Date (as defined in the CLO XIV Indenture) in October, 2035. The CLO XIV Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO XIV Secured Notes and the borrowing under the CLO XIV Class A-L Loans, the CLO XIV Issuer issued approximately $137.3 million of subordinated securities in the form of 137,300 preferred shares at an issue price of U.S.$1,000 per share (the “CLO XIV Preferred Shares”). The CLO XIV Preferred Shares were issued by the CLO XIV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XIV Debt. OBDE purchased all of the CLO XIV Preferred Shares. The Company acts as retention holder in connection with the CLO XIV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such are required to retain a portion of the CLO XIV Preferred Shares.
As part of the CLO XIV Transaction, OBDE entered into a loan sale agreement with the CLO XIV Issuer dated as of the CLO XIV Closing Date (the “CLO XIV OBDC III Loan Sale Agreement”), which provided for the contribution of approximately $167.3 million funded par amount of middle-market loans from OBDE to the CLO XIV Issuer on the CLO XIV Closing Date and for future sales from the Company to the CLO XIV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIV Debt. The remainder of the initial portfolio assets securing the CLO XIV Debt consisted of approximately $204.0 million funded par amount of middle-market loans purchased by the CLO XIV Issuer from ORCC III Financing LLC, a wholly-owned subsidiary of OBDE, under an additional loan sale agreement executed on the CLO XIV Closing Date between the CLO XIV Issuer and ORCC III Financing LLC (the “CLO XIV ORCC III Financing Loan Sale Agreement”). OBDE and ORCC III Financing LLC each made customary representations, warranties, and covenants to the CLO XIV Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through October 20, 2027, a portion of the proceeds received by the CLO XIV Issuer from the loans securing the CLO XIV Secured Notes may be used by the CLO XIV Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XIV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The CLO XIV Debt is the secured obligation of the CLO XIV Issuer, and the CLO XIV Indenture and CLO XIV Class A-L Credit Agreement each includes customary covenants and events of default. The CLO XIV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XIV Issuer under a collateral management agreement dated as of the CLO XIV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO XIV Issuer’s equity or notes owned by the Company.
Investment Advisory Agreement
The Investment Advisory Agreement became effective on January 12, 2025, in connection with the consummation of the Mergers. The Investment Advisory Agreement was approved by the Company’s Board on August 6, 2024 and by the Company’s shareholders on January 8, 2025. The Investment Advisory Agreement amended and restated the third amended and restated investment advisory agreement between the Company and the Adviser (the “Previous Investment Advisory Agreement”), which became effective on May 18, 2021.
The Investment Advisory Agreement excludes the impact of purchase accounting adjustments resulting from any purchase premium or discount paid for the acquisition of assets in a merger from the calculation of the income incentive fee and the capital gains incentive fee, and deletes from the Previous Investment Advisory Agreement certain provisions and remove references to items which by their terms are not applicable to the us as a result of our listing on the NYSE. Except for these changes, none of the material terms changed in the Investment Advisory Agreement as compared to the Previous Investment Advisory Agreement, including the services to be provided.
“At the Market” Offerings

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
On February 18, 2025, the Board authorized the Company to enter an equity distribution agreement with respect to an “at the market” offering of up to $750 million of the Company’s common stock.

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
(b) Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
As of December 31, 2024, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2026 annual meeting of shareholders; the terms of our Class II directors will expire at the 2027 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2025 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 61	Director	Founder and Chief Executive Officer of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2026	6	OBDC II OTF OCIC OTF II OTIC
Victor Woolridge, 68	Director	Managing Director of Barings Real Estate Advisers LLC	Class I Director since 2021; Term expires in 2026	6	OBDC II OTF OCIC OTF II OTIC
Christopher M. Temple, 57	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2027	6	OBDC II OTF OCIC OTF II OTIC
Melissa Weiler, 60	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021, Term expires in 2027	6	OBDC II OTF OCIC OTF II OTIC Jefferies Financial Group, Inc.
Edward D'Alelio, 72	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2025	6	OBDC II OTF OCIC OTF II OTIC Blackstone Long Short Credit Income Fund Blackstone Senior Floating Rate 2027 Term Fund Blackstone Strategic Credit 2027 Term Fund
Interested Directors(4)
Craig W. Packer, 58	Chief Executive Officer and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class III Director since 2016; Term expires in 2025	6	OBDC II OTF OCIC OTF II OTIC Blue Owl Capital Inc. (“Blue Owl”)
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
Independent Directors
Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Kaye previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc. and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Mr. D'Alelio has served on the board of Blackstone Senior Floating Rate 2027 Term Fund since April 2010, Blackstone Long Short Credit Income Fund since November 2010 and Blackstone Strategic Credit 2027 Term Fund since May 2021. Since March 2016 and November 2016, he has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of the Company, OBDC II, OTF and OCIC in February 2021 and the boards of directors of OTIC and OTF II in August 2021 and November 2021, respectively. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board's Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation's investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board's compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company, OBDC II, OTF, OCIC, OTIC, and OTF II in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from November 2021 until January 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge's numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board of Directors.
Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl's Credit platform. In addition, Mr. Packer has served on the boards of directors of the Company and OBDC II since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the board of directors of OCIC since September 2020, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of the Company, OBDC II, OCIC, OTF, OTF II and OTIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skill set and knowledge base to the Board.

Meetings and Attendance
The Board met thirteen times during 2024 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2024.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Five members of the Board attended our 2024 annual meeting of shareholders.
Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, a Compensation Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
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
Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee and a Co-Investment Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit, Nominating and Corporate Governance, and Compensation Committees can be accessed on the Company’s website at www.blueowlcapitalcorporation.com.

As of December 31, 2024, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Edward D'Alelio	Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge	Victor Woolridge
The Co-Investment Committee was formed on February 18, 2025 and consists of Messrs. D’Alelio, Temple, Kaye, Woolridge and Ms. Weiler.
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
The Audit Committee had nine formal meetings in 2024.
Our Board has determined that Christopher M. Temple, an independent director, qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act, and otherwise satisfies the sophistication requirements of NYSE Rule 303A.07.
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
The Nominating and Corporate Governance Committee had four formal meetings in 2024.
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
As none of our executive officers are currently compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee had three formal meetings in 2024. Each member of the Compensation Committee (during the period for which he or she has been a member of the committee) who served on such committee during the 2024 fiscal year attended the meetings.

Co-Investment Committee, Responsibilities
The Co-Investment Committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.blueowlcapitalcorporation.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowlcapitalcorporation.com or file a Form 8-K with the Securities and Exchange Commission.
We have also adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19 to this Annual Report.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Logan Nicholson	44	President	2024
Karen Hager	52	Chief Compliance Officer	2018
Neena Reddy	47	Vice President and Secretary	2019
Jonathan Lamm	50	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	36	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	42	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Jennifer McMillon(1)	47	Co-Treasurer and Co-Controller	2022
_______________
(1)Ms. McMillon will cease to serve as Co-Treasurer and Co-Controller of the Company effective as of March 14, 2025, but will continue to serve as a Managing Director for Blue Owl Capital Inc., an affiliate of the Adviser, where she will focus on operations strategy and design.
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
Mr. Nicholson is a Senior Managing Director of Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of the Company, OBDC II and OCIC, and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC II and OCIC. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Ms. Reddy is Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committees. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr. Lamm is also Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services--Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE, where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Ms. McMillon is the Co-Chief Accounting officer of OBDC II, OCIC and OTIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. McMillon led the accounting department of Tiptree Inc., a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.

Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment Committees. Blue Owl Credit’s direct lending strategy has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Logan Nicholson, Meenal Mehta and Patrick Linnemann. We consider the individuals on the Diversified Lending Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
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
The Investment Team performs a similar role for OBDC II and OCIC and certain members of the Investment Team also perform a similar role for OTF, OTF II and OTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS — Risks Related to Our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.” for a discussion of potential conflicts of interests.
The members of the Diversified Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Diversified Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Logan Nicholson	1980
Meenal Mehta	1975
Patrick Linnemann	1983
In addition to managing our investments, as of December 31, 2024, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,003.8
Blue Owl Capital Corporation III	Business development company	U.S. middle-market lending	$4,484.6
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$28,063.9

In addition to managing our investments, as of December 31, 2024, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,722.6
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$5,659.1
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$5,477.9
As of December 31, 2024, our Diversified Lending Investment Committee portfolio managers also manage 13 private funds with approximately $6.15 billion in gross assets. In addition, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also manage 17 other private funds with approximately $5.58 billion in gross assets.
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross or net assets and performance, respectively of each Blue Owl Client.
Biographical information regarding the member of the Diversified Lending Investment Committee, who is not a director or executive officer of the Company is as follows:
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of the Company and OBDC II from 2016 through 2021, on the board of directors of OTF from 2018 through 2021, and on the boards of directors of OBDE and OCIC from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone's alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leveraged Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ's high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering, Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
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
Ms. Mehta is a Managing Director of Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle-market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received an MBA from Goizueta Business School, Emory University, an MS in Management Studies with a specialization in Finance from NMIMS, Mumbai University and a BS in Commerce and Economics from Sydenham College, Mumbai University.
Mr. Linnemann is a Managing Director of Blue Owl, a member of the Adviser’s Investment Team and, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.
Ownership of Securities
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of February 14, 2025 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; $100,001–$500,000; $500,001–$1,000,000; or over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Capital Corporation(1)(2)
Douglas I. Ostrover	over $1,000,000
Marc S. Lipschultz	over $1,000,000
Craig W. Packer	over $1,000,000
Alexis Maged	$500,001-$1,000,000
Logan Nicholson	$500,001-$1,000,000
Meenal Mehta	$10,001-$50,000
Patrick Linnemann	None
_______________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by Diversified Lending Investment Committee members, if applicable, is calculated by multiplying the closing price per share of the Company’s common stock as of February 14, 2025 times the number of shares of the Company’s common stock beneficially owned.

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
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2024 ,these directors were Edward D’Alelio, Eric Kaye, Christopher M. Temple, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2024:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$265,000	$265,000	$1,492,500
Christopher M. Temple	$260,000	$260,000	$1,457,500
Eric Kaye	$255,000	$255,000	$1,422,500
Melissa Weiler	$250,000	$250,000	$1,387,500
Victor Woolridge	$250,000	$250,000	$1,387,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 14, 2025 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 510,847,634 shares of our common stock outstanding as of February 14, 2025. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer(1)	366,449	*
Independent Directors
Edward D'Alelio	9,016	*
Eric Kaye(2)	19,144	*
Christopher M. Temple	36,000	*
Melissa Weiler(3)	39,734	*
Victor Woolridge	21,276	*
Executive Officers
Karen Hager	—	—
Logan Nicholson(4)	34,447	*
Jonathan Lamm(5)	7,500	*
Matthew Swatt(6)	2,379	*
Shari Withem	—	—
Jennifer McMillon	—	—
Neena Reddy	—	—
All officers and directors as a group (13 persons)(7)	535,945	*
_______________
* Less than 1%
(1)Includes 65,733 shares owned by Mr. Packer's wife.
(2)Shares are owned by Mr. Kaye's wife.
(3)Held in The Weiler Family Living Trust.
(4)Includes 19,968 shares held by The Logan Nicholson Living Trust.
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
(7)The address for each of the directors and officers is c/o Blue Owl Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 14, 2025 stated as one of the following dollar ranges: None; $1 $10,000; $10,001 $50,000; $50,001 $100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Blue Owl Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	over $100,000	over $100,000
Independent Directors
Edward D'Alelio	over $100,000	over $100,000
Eric Kaye	over $100,000	over $100,000
Christopher M. Temple	over $100,000	over $100,000
Melissa Weiler	over $100,000	over $100,000
Victor Woolridge	over $100,000	over $100,000
_______________
(1)Beneficial ownership has been determined in accordance with Rule 16a 1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price per share of the Company’s common stock as of February 14, 2025 times the number of shares of the Company’s common stock beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp. times the number of shares of Blue Owl Technology Finance Corp. beneficially owned, (2) the product obtained by multiplying the current net offering price of Blue Owl Credit Income Corp., times the number of shares of Blue Owl Credit Income Corp. beneficially owned, (3) the product obtained by multiplying the current net asset value per share of Blue Owl Capital Corporation II times the number of shares of Blue Owl Capital Corporation II beneficially owned, (4) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp. II times the number of shares of Blue Owl Technology Finance Corp. II beneficially owned, (5) the product obtained by multiplying the current net offering price of Blue Owl Technology Income Corp., times the number of shares of Blue Owl Technology Income Corp. beneficially owned, and (6) the total dollar range of equity securities in the Company beneficially owned by the director.

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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Diversified Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objective. At times we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients and other Blue Owl clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers or other affiliated advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.
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
Exemptive Relief
We rely on an order for exemptive relief (as amended, the “Order”) that has been granted to the Adviser and certain of its affiliates, including us, by the SEC that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company.
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
Item 14. Principal Accountant Fees and Services
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.
Fees
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2024 and 2023:

	For the Fiscal Year ended December 31, 2024	For the Fiscal Year ended December 31, 2023
Audit Fees(1)	$1,650,600	$1,496,850
Audit-Related Fees(2)	—	—
Tax Fees(3)	333,966	383,925
All Other Fees(4)	—	—
Total Fees	$1,984,566	$1,880,775
_______________
(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, including comfort letters and consents.
(2)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under “Audit Fees.”
(3)“Tax Fees” are fees billed for services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)“All Other Fees”are fees billed for services other then those stated above.
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

3.1	Articles of Amendment and Restatement, dated March 1, 2016, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2023).
3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
3.3	Articles of Amendment, dated August 12, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 13, 2024).
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

4.11
Eighth Supplemental Indenture, dated as of January 22, 2024, between Blue Owl Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 23, 2024).

4.12
Indenture, dated as of October 13, 2021 by and between Owl Rock Capital Corporation III and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed October 14, 2021).

4.13
First Supplemental Indenture, dated as of October 13, 2021, relating to the 3.125% Notes due 2027, by and between Owl Rock Capital Corporation III and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed October 14, 2021).

4.14
Second Supplemental Indenture, dated as of January 13, 2025, relating to the 3.125% Notes due 2027, by and between Blue Owl Capital Corporation and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K).

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

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 filed on March 3, 2016).
10.4
Amended and Restated Administration Agreement between Owl Rock Capital Corporation and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 19, 2021).

10.5
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

10.7
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

10.8
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

10.13
First Amendment to Amended and Restated Limited Liability Operating Company Agreement, dated as of February 27, 2019, between the Company and Regents of the University of California (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 27, 2019).

10.14
Indenture and Security Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2019).

10.15
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

10.16
Sale and Contribution Agreement, dated as of August 2, 2019, between Owl Rock Capital Corporation, as Seller and ORCC Financing IV LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 6, 2019).

10.17
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

10.18
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

10.19
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

10.20
Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.21
Collateral Management Agreement, dated as of December 12, 2019, between Owl Rock CLO II, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.22
Loan Sale Agreement, dated as of December 12, 2019, between Owl Rock Capital Corporation, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.23
Loan Sale Agreement, dated as of December 12, 2019, between ORCC Financing III LLC, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.24
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

10.25
Indenture and Security Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2020).

10.26
Loan Sale Agreement, dated as of March 26, 2020, by and between ORCC Financing IV LLC, as seller, and Owl Rock CLO III, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020).

10.27
Indenture and Security Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.28
Collateral Management Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.29
Loan Sale Agreement, dated as of May 28, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.30
Loan Sale Agreement, dated as of May 28, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.31
Indenture and Security Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as Issuer, Owl Rock CLO V, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.32
Collateral Management Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.33
Loan Sale Agreement, dated as of November 20, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO V, Ltd., as purchaser (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.34
Loan Sale Agreement, dated as of November 20, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO V, Ltd., as purchaser (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.35
Second Amendment to Credit Agreement, dated as of March 15, 2021, by and among ORCC Financing IV LLC, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and collateral custodian, Cortland Capital Market Services LLC, as document custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2021).

10.36
Omnibus Amendment to Transaction Documents, dated as of March 17, 2021, among ORCC Financing III LLC, Owl Rock Capital Corporation, Deutsche Bank AG, New York Branch, State Street Bank and Trust Company and Cortland Capital Market Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2021).

10.37
Indenture and Security Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as Issuer, Owl Rock CLO VI, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.38
Collateral Management Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.39
Loan Sale Agreement, dated as of May 5, 2021, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.40
Loan Sale Agreement, dated as of May 5, 2021, between ORCC Financing IV LLC, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.41
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

10.42
Second Amendment to Amended and Restated Limited Liability Company Agreement of Sebago Lake LLC, dated June 30, 2021, by and between Owl Rock Capital Corporation and The Regents of the University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021).

10.43
First Supplemental Indenture, dated April 9, 2021, to Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2021).

10.44
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

10.45
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

10.46
Third Amendment to Amended and Restated Limited Liability Company Agreement of Sebago Lake LLC, dated August 2, 2021, by and between Owl Rock Capital Corporation and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2021).

10.47
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

10.48
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

10.49
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

10.50
First Supplemental Indenture, dated as of April 20, 2022, between Owl Rock CLO V, LLC, as Issuer and State Street Bank and Trust Company, as Trustee, to the Indenture and Security Agreement, dated as of November 20, 2020, among Owl Rock CLO V, Ltd., the Issuer, and the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2022).

10.51
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

10.52
Indenture and Security Agreement, dated as of July 26, 2022 by and between Owl Rock CLO VII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.53
Collateral Management Agreement, dated as of July 26, 2022, between Owl Rock CLO VII, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.54
Loan Sale Agreement, dated as of July 26, 2022, between Owl Rock Capital Corporation, as Seller and Owl Rock CLO VII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.55
Loan Sale Agreement, dated as of July 26, 2022, between ORCC Financing IV LLC, as Seller and Owl Rock CLO VII, LLC as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.56
Class A-L1 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-L1 Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.57
Class A-L2 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC as Borrower, the Lenders party thereto and State Street Bank and Trust Company as Loan Agent and as Collateral Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.58
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 26, 2022, by and among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2022).

10.59
Indenture, dated as of March 9, 2023, by and between Owl Rock CLO X, LLC, as Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 2023).

10.60
Collateral Management Agreement, dated as of March 9, 2023, between Owl Rock CLO X, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 13, 2023).

10.61
Loan Sale Agreement, dated as of March 9, 2023, between Owl Rock Capital Corporation, as Seller and Owl Rock CLO X, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to he Company's Current Report on Form 8-K filed on March 13, 2023).

10.62
Loan Sale Agreement, dated as of March 9, 2023, between ORCC Financing III LLC, as Seller and Owl Rock CLO X, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 13, 2023).

10.63
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

10.64
Supplemental Indenture, dated as of June 28, 2023, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 30, 2023).

10.65
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.66
Second Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO II, Ltd., as Issuer, Owl Rock CLO II, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.67
Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.68
Second Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.69
Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO VI, Ltd., as Issuer, Owl Rock CLO VI, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.70
First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 17, 2023, by and among Blue Owl Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 21, 2023).

10.71
Second Supplemental Indenture, dated as of January 4, 2024, by and between Owl Rock CLO I, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.72
Amended and Restated Collateral Management Agreement, dated as of January 4, 2024, by and between Owl Rock CLO I, LLC, as Issuer and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.73
Amended and Restated Loan Sale Agreement, dated as of January 4, 2024, by and between Blue Owl Capital Corporation, as Seller and Owl Rock CLO I, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.74
Amended and Restated Loan Sale Agreement, dated as of January 4, 2024, by and between ORCC Financing II LLC, as Seller and Owl Rock CLO I, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.75
Amended and Restated Class A-LR Credit Agreement, dated as of January 4, 2024, among Owl Rock CLO I, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Collateral Trustee, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.76
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

10.77
Second Supplemental Indenture, dated as of April 11, 2024, by and between Owl Rock CLO III, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2024).

10.78
Amended and Restated Collateral Management Agreement, dated as of April 11, 2024, by and between Owl Rock CLO III, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 16, 2024).

10.79
Amended and Restated Loan Sale Agreement, dated as of April 11, 2024, by and between Blue Owl Capital Corporation, as Seller, and Owl Rock CLO III, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 16, 2024).

10.80
Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 22, 2024, by and among Blue Owl Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 25, 2024).

10.81
Fourth Amended and Restated Investment Advisory Agreement, dated as of January 12, 2025, by and between Blue Owl Capital Corporation and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K, filed on January 13, 2025).

10.82
Assumption Agreement, dated January 13, 2025, by Blue Owl Capital Corporation (as successor by merger to Blue Owl Capital Corporation III), of Master Note Purchase Agreement, dated as of July 21, 2022, among Blue Owl Capital Corporation III, as issuer, and the Noteholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-K, filed on January 13, 2025).

10.83
Form of Master Note Purchase Agreement, dated July 21, 2022, by and between Owl Rock Capital Corporation III and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K filed on July 21, 2022).

10.84
Form of First Supplement to Master Note Purchase Agreement, dated as of December 22, 2022 (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed December 27, 2022)

10.85
Second Supplement to Master Note Purchase Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on June 30, 2023).

10.86
Loan and Servicing Agreement, dated as of July 29, 2021, by and among ORCC III Financing LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder, Owl Rock Diversified Advisors LLC, as Collateral Manager, the Lenders from time to time parties thereto, Société Générale, as Agent, the other Lender Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed August 2, 2021).

10.87
Sale and Contribution Agreement, dated as of July 29, 2021, by and between Owl Rock Capital Corporation III and ORCC III Financing LLC (incorporated by reference to Exhibit 10.2 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed August 2, 2021).

10.88
Form of Amendment No. 1 to Loan and Servicing Agreement, by and among ORCC III Financing LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder, Owl Rock Diversified Advisors LLC, as Collateral Manager, Société Générale, as Agent and swingline lender, State Street Bank and Trust Company, as Collateral Agent, Alter Domus (US) LLC, as Collateral Custodian, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed October 8, 2021).

10.89
Form of Amendment No. 2 to Loan and Servicing Agreement, by and among ORCC III Financing LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder, Owl Rock Diversified Advisors LLC, as Collateral Manager, Société Générale, as Agent and swingline lender, State Street Bank and Trust Company, as Collateral Agent, Alter Domus (US) LLC, as Collateral Custodian, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed December 10, 2021).

10.90
Amendment No. 3 to Loan and Servicing Agreement, dated as of March 16, 2022, by and among ORCC III Financing LLC, as Borrower, Owl Rock Capital Corporation III as Equityholder, Owl Rock Diversified Advisors, LLC, as Collateral Manager, Société Générale, as Agent and swingline lender, State Street Bank and Trust Company, as Collateral Agent, Alter Domus (US) LLC, as Collateral Custodian, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed March 22, 2022).

10.91
Amendment No. 4 to Loan and Servicing Agreement, dated as of December 8, 2023, by and among ORCC III Financing LLC, as Borrower, Blue Owl Capital Corporation III, as Equityholder, Blue Owl Diversified Credit Advisors LLC, as Collateral Manager, Société Générale, as Agent and swingline lender, State Street Bank and Trust Company, as Collateral Agent, Alter Domus (US) LLC, as Collateral Custodian, and each of the lenders party thereto (incorporated by reference to Exhibit 10.27 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed February 21, 2024).

10.92
Amendment No. 5 to Loan and Servicing Agreement, dated as of June 28, 2024, by and among ORCC III Financing LLC, as Borrower, Blue Owl Capital Corporation III, as Equityholder, Blue Owl Diversified Credit Advisors LLC, as Collateral Manager, Société Générale, as Agent and swingline lender, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on July 2, 2024).

10.93
Loan Financing and Servicing Agreement, dated as of December 2, 2021, among ORCC III Financing II LLC, as Borrower, Owl Rock Capital Corporation III, as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed December 7, 2021).

10.94
Sale and Contribution Agreement, dated as of December 2, 2021, between Owl Rock Capital Corporation III, as Seller and ORCC III Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed December 7, 2021).

10.95
Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 18, 2022, among ORCC III Financing II LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, Owl Rock Capital Corporation III as equityholder and as services provider and Deutsche Bank AG, New York Branch as an agent and as a committed lender (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on February 24, 2022).

10.96
Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of October 10, 2024, among ORCC III Financing II LLC, as Borrower, Deutsche Bank AG, New York Branch, as Facility Agent, Blue Owl Capital Corporation III, as Equityholder and as Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, and State Street Bank and Trust Company, as Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on October 15, 2024).

10.97
Credit Agreement, dated March 20, 2024, among OBDC III Financing III LLC, as Borrower, the Lenders parties thereto, Bank of America, N.A., as Administrative Agent, Blue Owl Diversified Credit Advisors LLC, as Servicer, State Street Bank and Trust Company, as Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on March 25, 2024).

10.98
Sale and Contribution Agreement, dated as of March 20, 2024, between Blue Owl Capital Corporation III, as Seller and OBDC III Financing III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on March 25, 2024).

10.99
Amendment No. 6 to Loan and Servicing Agreement and Omnibus Amendment to Certain Transaction Documents, dated as of December 5, 2024, by and among ORCC III Financing LLC, as Borrower, Blue Owl Capital Corporation III, as Equityholder, Blue Owl Diversified Credit Advisors LLC, as Predecessor Collateral Manager, Blue Owl Credit Advisors LLC, as Successor Collateral Manager, Société Générale, as Agent and swingline lender, each of the lenders party thereto and Blue Owl Capital Corporation, as Successor Equityholder (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on December 9, 2024).

10.100
Indenture and Security Agreement, dated as of November 21, 2023 by and between Owl Rock CLO XIV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.22 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.101
Collateral Management Agreement, dated as of November 21, 2023, between Owl Rock CLO XIV, LLC and Blue Owl Diversified Credit Advisors LLC (incorporated by reference to Exhibit 10.23 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024)

10.102
Loan Sale Agreement, dated as of November 21, 2023, between Blue Owl Capital Corporation III, as Seller and Owl Rock CLO XIV, LLC, as Purchaser (incorporated by reference to Exhibit 10.24 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024)

10.103
Loan Sale Agreement, dated as of November 21, 2023, between ORCC III Financing LLC, as Seller and Owl Rock CLO XIV, LLC, as Purchaser (incorporated by reference to Exhibit 10.25 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024)

10.104
Class A-L Loan Agreement, dated as of November 21, 2023, among Owl Rock CLO XIV, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Trustee, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.26 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

19.1*	Insider Trading Policy
21.1*	Subsidiary List
23.1*	Consent of KPMG LLP
24.1	Power of Attorney (included on signature pages hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy of Blue Owl Capital Corporation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on form 10-K, filed on February 21, 2024).
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information
99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC as of and for the period ended December 31, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: February 19, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on February 19, 2025.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee and Compensation Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Operating Officer and Chief Financial Officer
Jonathan Lamm

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Shari Withem