Form 10-Q
period 2025-03-31
Blue Owl Capital Corp
filed 2025-05-07
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 7, 2025, the registrant had 511,048,237 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $15,538,342 and $11,511,987, respectively)	$15,690,984	$11,451,457
Non-controlled, affiliated investments (amortized cost of $106,097 and $233,105, respectively)	104,532	235,060
Controlled, affiliated investments (amortized cost of $1,813,327, and $1,424,298, respectively)	1,896,490	1,508,028
Total investments at fair value (amortized cost of $17,457,766 and $13,169,390, respectively)	17,692,006	13,194,545
Cash (restricted cash of $75,555 and $82,387, respectively)	511,534	505,692
Foreign cash (cost of $2,680 and $8,539, respectively)	2,678	8,464
Interest receivable	121,568	105,881
Receivable from a controlled affiliate	19,702	16,970
Prepaid expenses and other assets	28,193	34,012
Total Assets	$18,375,681	$13,865,564
Liabilities
Debt (net of unamortized debt issuance costs of $106,569 and $84,363, respectively)	$10,160,729	$7,457,702
Distribution payable	189,088	144,381
Management fee payable	64,225	49,058
Incentive fee payable	42,067	39,082
Payables to affiliates	10,349	6,083
Accrued expenses and other liabilities	170,134	216,417
Total Liabilities	10,636,592	7,912,723
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 511,048,237 and 390,217,304 shares issued and outstanding, respectively	5,111	3,902
Additional paid-in-capital	7,673,114	5,919,539
Accumulated undistributed (overdistributed) earnings	60,864	29,400
Total Net Assets	7,739,089	5,952,841
Total Liabilities and Net Assets	$18,375,681	$13,865,564
Net Asset Value Per Share	$15.14	$15.26

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$356,463	$294,450
Payment-in-kind (“PIK”) interest income	35,392	41,235
Dividend income	21,531	21,336
Other income	5,590	5,313
Total investment income from non-controlled, non-affiliated investments	418,976	362,334
Investment income from non-controlled, affiliated investments:
Interest income	615	68
Payment-in-kind (“PIK”) interest income	1,039	—
Dividend income	—	16
Other Income	36	—
Total investment income from non-controlled, affiliated investments	1,690	84
Investment income from controlled, affiliated investments:
Interest income	8,952	8,002
Payment-in-kind (“PIK”) interest income	—	176
Dividend income	35,005	28,789
Other Income	23	192
Total investment income from controlled, affiliated investments	43,980	37,159
Total Investment Income	464,646	399,577
Expenses
Interest expense	148,532	119,129
Management fees, net(1)	62,158	47,243
Performance based incentive fees	41,029	38,768
Professional fees	3,532	3,596
Directors’ fees	320	320
Other general and administrative	4,027	2,516
Total Operating Expenses	259,598	211,572
Net Investment Income (Loss) Before Taxes	205,048	188,005
Income tax expense (benefit), including excise tax expense (benefit)	3,746	5,240
Net Investment Income (Loss) After Taxes	$201,302	$182,765
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$196,524	$(951)
Non-controlled, affiliated investments	(700)	214
Controlled, affiliated investments	(3,390)	9,338
Translation of assets and liabilities in foreign currencies	4,012	(1,946)
Income tax (provision) benefit	(1,562)	(10)
Total Net Change in Unrealized Gain (Loss)	194,884	6,645
Net realized gain (loss):
Non-controlled, non-affiliated investments	(151,932)	(5,193)
Foreign currency transactions	(1,619)	(1,700)
Total Net Realized Gain (Loss)	(153,551)	(6,893)
Total Net Realized and Change in Unrealized Gain (Loss)	41,333	(248)
Net Increase (Decrease) in Net Assets Resulting from Operations	$242,635	$182,517
Earnings Per Share - Basic and Diluted	$0.49	$0.47
Weighted Average Shares Outstanding - Basic and Diluted	494,825,717	389,732,868
The accompanying notes are an integral part of these consolidated financial statements.
____________
(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(14)(25)	First lien senior secured loan	S+	5.00%		12/2028	$38,407	$38,049	$38,407
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(10)(13)(25)	First lien senior secured revolving loan	S+	5.00%		12/2027	193	186	193
Monotype Imaging Holdings Inc.(10)(13)(25)	First lien senior secured loan	S+	5.50%		2/2031	152,523	150,935	152,523
							189,170	191,123	2.5%
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(14)	First lien senior secured loan	S+	0.50%	5.97%	7/2027	40,558	28,383	25,349
Peraton Corp.(6)(14)(25)	Second lien senior secured loan	S+	7.75%		2/2029	60,393	57,099	44,957
STS PARENT, LLC (dba STS Aviation Group)(14)(25)	First lien senior secured loan	S+	5.00%		10/2031	115,290	114,342	114,714
STS PARENT, LLC (dba STS Aviation Group)(10)(14)(25)	First lien senior secured revolving loan	S+	5.00%		10/2030	7,526	7,442	7,462
Valence Surface Technologies LLC(10)(14)(25)	First lien senior secured loan	S+	6.75%		12/2026	158,255	158,161	155,089
							365,427	347,571	4.5%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(22)(25)(27)	Unsecured facility	SA+		6.00%	9/2027	£13,115	16,395	16,928
Hg Genesis 9 SumoCo Limited(19)(25)(27)	Unsecured facility	E+		6.25%	3/2029	€56,596	59,685	61,135
Hg Saturn Luchaco Limited(22)(25)(27)	Unsecured facility	SA+		7.50%	3/2026	£51,254	64,636	66,156
							140,716	144,219	1.9%
Automotive
Spotless Brands, LLC(15)(25)	First lien senior secured loan	S+	5.75%		7/2028	94,812	93,237	94,812
							93,237	94,812	1.2%
Buildings and real estate
Associations Finance, Inc.(25)(30)	Unsecured notes	N/A		14.25%	5/2030	182,296	180,692	182,296
Associations, Inc.(10)(14)(25)	First lien senior secured delayed draw term loan	S+	6.50%		7/2028	463,322	461,131	463,322
							641,823	645,618	8.3%
Business services
Aurelia Netherlands B.V.(19)(25)(27)	First lien senior secured EUR term loan	E+	5.50%		5/2031	€64,136	66,606	69,280
CMG HoldCo, LLC (dba Crete United)(10)(15)(25)	First lien senior secured delayed draw term loan	S+	4.75%		5/2028	1,327	1,299	1,319
CoolSys, Inc.(6)(15)	First lien senior secured loan	S+	4.75%		8/2028	11,893	11,673	10,704
Denali BuyerCo, LLC (dba Summit Companies)(10)(14)(25)	First lien senior secured loan	S+	5.25%		9/2028	132,448	130,507	132,116
Diamondback Acquisition, Inc. (dba Sphera)(13)(25)	First lien senior secured loan	S+	5.50%		9/2028	50,284	49,162	50,158
DuraServ LLC(13)(25)	First lien senior secured loan	S+	4.50%		6/2031	132,404	131,161	131,742
Fullsteam Operations, LLC(14)(25)	First lien senior secured loan	S+	8.25%		11/2029	17,815	17,395	17,815
Fullsteam Operations, LLC(10)(14)(25)	First lien senior secured delayed draw term loan	S+	7.00%		11/2029	4,815	4,730	4,803

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Gainsight, Inc.(10)(14)(25)	First lien senior secured loan	S+	6.00%		7/2027	35,281	34,973	35,281
Hercules Borrower, LLC (dba The Vincit Group)(14)(25)	First lien senior secured loan	S+	5.50%		12/2026	211,059	210,391	211,059
Hercules Buyer, LLC (dba The Vincit Group)(25)(29)(30)	Unsecured notes	N/A		0.48%	12/2029	6,280	6,481	7,673
KPSKY Acquisition, Inc. (dba BluSky)(14)(25)	First lien senior secured loan	S+	5.50%		10/2028	43,449	39,695	40,407
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(25)(32)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	31	(118)	(114)
Ping Identity Holding Corp.(14)(25)	First lien senior secured loan	S+	4.75%		10/2029	905	902	905
Pye-Barker Fire & Safety, LLC(10)(14)(25)	First lien senior secured loan	S+	4.50%		5/2031	165,562	164,250	165,148
Pye-Barker Fire & Safety, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	4.50%		5/2030	2,918	2,816	2,860
							871,923	881,156	11.4%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(13)(25)	Second lien senior secured loan	S+	7.75%		11/2028	16,500	16,137	15,510
DCG ACQUISITION CORP. (dba DuBois Chemical)(14)(25)	First lien senior secured loan	S+	4.50%		6/2031	72,764	71,849	72,400
Gaylord Chemical Company, L.L.C.(10)(14)(25)	First lien senior secured loan	S+	5.50%		12/2027	194,831	193,395	194,831
Rocket BidCo, Inc. (dba Recochem)(14)(25)(27)	First lien senior secured loan	S+	5.75%		11/2030	258,851	253,505	258,851
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(25)	First lien senior secured loan	S+	5.50%		4/2027	27,392	27,090	27,392
							561,976	568,984	7.4%
Consumer products
Conair Holdings LLC(6)(13)(25)	First lien senior secured loan	S+	3.75%		5/2028	12,506	11,194	10,750
Conair Holdings LLC(13)(25)	Second lien senior secured loan	S+	7.50%		5/2029	161,616	158,285	142,222
Feradyne Outdoors, LLC(14)(25)	First lien senior secured loan	S+	3.04%	3.71%	5/2028	76,748	76,748	63,701
Foundation Consumer Brands, LLC(14)(25)	First lien senior secured loan	S+	5.00%		2/2029	54,211	53,585	53,940
Lignetics Investment Corp.(14)(25)	First lien senior secured loan	S+	5.50%		11/2027	103,358	101,815	102,842
Lignetics Investment Corp.(10)(14)(25)	First lien senior secured revolving loan	S+	5.50%		10/2026	8,235	8,083	8,174
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(25)	First lien senior secured loan	S+	5.25%		3/2029	1,467	1,424	1,442
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(25)	First lien senior secured loan	S+	5.00%		3/2027	263,152	261,982	263,152
							673,116	646,223	8.4%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(14)(25)	First lien senior secured loan	S+	5.25%		1/2032	98,513	98,104	97,994
Arctic Holdco, LLC (dba Novvia Group)(10)(14)(25)	First lien senior secured revolving loan	S+	5.25%		1/2031	3,478	3,442	3,441
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(25)	First lien senior secured loan	S+	5.75%		9/2028	71,649	70,426	71,649
Fortis Solutions Group, LLC(14)(25)	First lien senior secured loan	S+	5.50%		10/2028	35,374	34,314	34,754
Fortis Solutions Group, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	5.50%		10/2027	1,625	1,558	1,561
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(14)(25)	First lien senior secured loan	S+	5.25%		5/2028	9,253	9,118	9,253

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Pregis Topco LLC(13)(25)	Second lien senior secured loan	S+	7.75%		8/2029	28,167	27,813	28,167
Pregis Topco LLC(13)(25)	Second lien senior secured loan	S+	6.75%		8/2029	164,333	162,390	164,333
							407,165	411,152	5.3%
Distribution
ABB/Con-cise Optical Group LLC(14)(25)	First lien senior secured loan	S+	7.50%		2/2028	64,629	64,058	63,498
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(10)(14)(25)	First lien senior secured loan	S+	5.00%		10/2029	205,938	203,623	205,938
Endries Acquisition, Inc.(13)(25)	First lien senior secured loan	S+	5.25%		12/2028	129,677	128,481	128,703
Offen, Inc.(13)(25)	First lien senior secured loan	S+	5.00%		6/2026	13,491	13,463	13,491
Offen, Inc.(13)(25)	First lien senior secured delayed draw term loan	S+	5.11%		6/2026	5,084	5,075	5,084
							414,700	416,714	5.4%
Education
Severin Acquisition, LLC (dba PowerSchool)(13)(25)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	1,519	1,490	1,500
Severin Acquisition, LLC (dba PowerSchool)(10)(13)(25)	First lien senior secured delayed draw term loan	S+	5.00%		10/2031	21	20	19
Severin Acquisition, LLC (dba PowerSchool)(10)(14)(25)	First lien senior secured revolving loan	S+	4.75%		10/2031	28	27	26
							1,537	1,545	—%
Energy equipment and services
Dresser Utility Solutions, LLC(13)(25)	First lien senior secured loan	S+	5.25%		3/2029	73,751	72,915	73,567
							72,915	73,567	1.0%
Financial services
Baker Tilly Advisory Group, LP(13)(25)	First lien senior secured loan	S+	4.75%		6/2031	76,372	75,158	75,608
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(13)(25)	First lien senior secured loan	S+	5.00%		6/2030	15,570	15,353	15,570
Continental Finance Company, LLC(13)(25)	First lien senior secured loan	S+	8.00%		3/2029	7,500	7,426	7,425
Deerfield Dakota Holdings(14)	Second lien senior secured loan	S+	6.75%		4/2028	8,000	7,518	7,620
Finastra USA, Inc.(10)(15)(25)(27)	First lien senior secured loan	S+	7.25%		9/2029	102,889	101,835	102,889
Klarna Holding AB(14)(25)(27)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(14)(25)	First lien senior secured loan	S+	5.75%		7/2029	7,911	7,735	7,911
Minotaur Acquisition, Inc. (dba Inspira Financial)(13)(25)	First lien senior secured loan	S+	5.00%		6/2030	226,369	223,425	226,369
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(25)	First lien senior secured loan	S+	5.00%		9/2028	48,075	47,797	48,075
Smarsh Inc.(14)(25)	First lien senior secured loan	S+	4.75%		2/2029	1,989	1,967	1,989
Smarsh Inc.(10)(13)(25)	First lien senior secured revolving loan	S+	4.75%		2/2029	26	26	26
							489,240	494,482	6.4%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(13)(25)	Second lien senior secured loan	S+	7.00%		9/2029	28,000	27,767	28,000
Blast Bidco Inc. (dba Bazooka Candy Brands)(14)(25)	First lien senior secured loan	S+	6.00%		10/2030	37,679	36,900	37,679
BP Veraison Buyer, LLC (dba Sun World)(14)(25)	First lien senior secured loan	S+	5.25%		5/2029	138,423	136,939	138,423
Eagle Family Foods Group LLC(14)(25)	First lien senior secured loan	S+	5.00%		8/2030	2,599	2,561	2,599

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Gehl Foods, LLC(10)(14)(25)	First lien senior secured delayed draw term loan	S+	6.25%		6/2030	96,452	95,216	96,452
Hissho Parent, LLC(14)(25)	First lien senior secured loan	S+	4.50%		5/2029	14,015	13,873	14,015
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(13)(25)	First lien senior secured loan	S+	6.25%		3/2027	116,693	115,144	114,940
KBP Brands, LLC(14)(25)	First lien senior secured loan	S+	5.50%	0.50%	5/2027	1,086	1,046	1,067
Nellson Nutraceutical, LLC(14)(25)	First lien senior secured loan	S+	5.75%		12/2025	25,497	25,476	25,243
Ole Smoky Distillery, LLC(13)(25)(27)	First lien senior secured loan	S+	5.50%		3/2028	857	847	851
Rushmore Investment III LLC (dba Winland Foods)(14)(25)	First lien senior secured loan	S+	5.00%		10/2030	360,011	355,937	360,011
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(14)(25)	First lien senior secured loan	S+	4.75%		7/2027	47,546	47,450	47,190
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(25)	First lien senior secured revolving loan	S+	4.60%		7/2027	2,254	2,254	2,187
The Better Being Co., LLC (fka Nutraceutical International Corporation)(13)(25)	First lien senior secured loan	S+	6.75%		9/2026	216,358	215,335	217,440
Vital Bidco AB (dba Vitamin Well)(14)(25)(27)	First lien senior secured loan	S+	4.50%		10/2031	62,040	60,935	62,040
Vital Bidco AB (dba Vitamin Well)(10)(13)(25)(27)	First lien senior secured revolving loan	S+	4.50%		10/2030	3,543	3,352	3,543
							1,141,032	1,151,680	14.9%
Healthcare equipment and services
Bamboo US BidCo LLC(14)(25)	First lien senior secured loan	S+	5.25%		9/2030	8,742	8,685	8,742
Bamboo US BidCo LLC(19)(25)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€4,696	4,868	5,073
Cadence, Inc.(10)(14)	First lien senior secured loan	S+	5.00%		5/2026	31,821	30,991	30,318
Cambrex Corporation(13)(25)	First lien senior secured loan	S+	4.75%		3/2032	781	774	774
Creek Parent, Inc. (dba Catalent)(13)(25)	First lien senior secured loan	S+	5.25%		12/2031	114,224	111,751	113,653
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(25)	First lien senior secured loan	S+	5.75%		2/2029	4,994	4,873	4,957
Nelipak Holding Company(14)(25)	First lien senior secured loan	S+	5.50%		3/2031	25,992	25,489	25,473
Nelipak Holding Company(10)(13)(25)	First lien senior secured revolving loan	S+	5.50%		3/2031	3,772	3,650	3,621
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(19)(25)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€47,621	49,932	50,411
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(18)(25)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031	€604	579	577
Packaging Coordinators Midco, Inc.(14)(25)	First lien senior secured loan	S+	4.75%		1/2032	150,246	148,221	148,180
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(14)(25)(27)	First lien senior secured loan	S+	5.25%		1/2028	158,164	156,612	158,164
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(13)(25)	First lien senior secured revolving loan	S+	5.25%		1/2028	8,674	8,628	8,674
PerkinElmer U.S. LLC(13)(25)	First lien senior secured loan	S+	5.00%		3/2029	23,139	23,092	22,966
Rhea Parent, Inc.(14)(25)	First lien senior secured loan	S+	4.75%		12/2030	40,978	40,536	40,875
TBRS, Inc. (dba TEAM Technologies)(14)(25)	First lien senior secured loan	S+	4.75%		11/2031	36,834	36,485	36,650
TBRS, Inc. (dba TEAM Technologies)(10)(14)(25)	First lien senior secured revolving loan	S+	4.75%		11/2030	335	306	307
							655,472	659,415	8.5%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(14)(25)	First lien senior secured loan	S+	5.25%		10/2030	6,947	6,822	6,947
Belmont Buyer, Inc. (dba Valenz)(14)	First lien senior secured loan	S+	6.50%		6/2029	4,488	4,404	4,488

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Belmont Buyer, Inc. (dba Valenz)(14)	First lien senior secured loan	S+	5.21%		6/2029	2,816	2,743	2,795
Belmont Buyer, Inc. (dba Valenz)(10)(15)	First lien senior secured revolving loan	S+	6.50%		6/2029	145	143	145
Confluent Health, LLC(13)	First lien senior secured loan	S+	5.00%		11/2028	4,950	4,801	4,727
Covetrus, Inc.(14)(25)	Second lien senior secured loan	S+	9.25%		10/2030	30,000	28,784	29,175
Engage Debtco Limited(14)(25)(27)	First lien senior secured loan	S+	3.18%	2.50%	7/2029	2,070	2,009	2,018
EresearchTechnology, Inc. (dba Clario)(10)(13)(25)	First lien senior secured loan	S+	4.75%		1/2032	86,823	85,898	85,878
Ex Vivo Parent Inc. (dba OB Hospitalist)(14)(25)	First lien senior secured loan	S+		9.90%	9/2028	120,153	118,698	120,153
KABAFUSION Parent, LLC(14)(25)	First lien senior secured loan	S+	5.00%		11/2031	31,111	30,642	31,033
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(14)(25)	First lien senior secured loan	S+	4.75%		12/2029	77,921	76,675	77,921
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(10)(13)(25)	First lien senior secured loan	S+	4.00%		9/2030	597	594	593
Maple Acquisition, LLC (dba Medicus)(15)(25)	First lien senior secured loan	S+	5.00%		5/2031	83,557	82,729	83,557
National Dentex Labs LLC (fka Barracuda Dental LLC)(11)(14)(25)	First lien senior secured loan	S+	5.00%	3.00%	4/2026	134,364	129,821	100,436
National Dentex Labs LLC (fka Barracuda Dental LLC)(11)(14)(25)	First lien senior secured delayed draw term loan	S+		10.00%	4/2026	14,563	14,248	10,595
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(11)(14)(25)	First lien senior secured revolving loan	S+	7.00%		4/2026	8,468	8,083	5,436
Natural Partners, LLC(14)(25)(27)	First lien senior secured loan	S+	4.50%		11/2027	4,301	4,217	4,301
OB Hospitalist Group, Inc.(13)(25)	First lien senior secured loan	S+	5.25%		9/2027	165,815	163,436	165,815
Pacific BidCo Inc.(15)(25)(27)	First lien senior secured loan	S+		6.00%	8/2029	43,435	42,429	42,566
Pacific BidCo Inc.(15)(25)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	4,581	4,469	4,490
PetVet Care Centers, LLC(13)(25)	First lien senior secured loan	S+	6.00%		11/2030	132,008	129,595	124,748
Phantom Purchaser, Inc.(14)(25)	First lien senior secured loan	S+	5.00%		9/2031	42,450	41,826	42,344
Physician Partners, LLC(14)(25)	First lien senior secured loan	S+	6.00%		12/2029	11,487	10,861	10,913
Physician Partners, LLC(14)(25)	First lien senior secured loan	S+	4.00%		12/2029	6,411	3,949	3,847
Plasma Buyer LLC (dba PathGroup)(14)(25)	First lien senior secured loan	S+	5.75%		5/2029	1,327	1,298	1,304
Plasma Buyer LLC (dba PathGroup)(14)(25)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	50	49	49
Plasma Buyer LLC (dba PathGroup)(10)(14)(25)	First lien senior secured revolving loan	S+	5.75%		5/2028	125	123	122
PPV Intermediate Holdings, LLC(14)(25)	First lien senior secured loan	S+	5.75%		8/2029	28,702	28,165	28,702
PPV Intermediate Holdings, LLC(14)(25)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	1,773	1,740	1,773
Premier Imaging, LLC (dba LucidHealth)(14)(25)	First lien senior secured loan	S+	6.00%		3/2026	48,316	48,251	44,813
Premise Health Holding Corp.(14)(25)	First lien senior secured loan	S+	5.50%		3/2031	62,355	61,401	62,199
Quva Pharma, Inc.(15)(25)	First lien senior secured loan	S+	5.50%		4/2028	67,193	65,955	66,857
Quva Pharma, Inc.(14)(25)	First lien senior secured loan	S+	5.50%		4/2026	10,364	10,165	10,312
Quva Pharma, Inc.(15)(25)	First lien senior secured revolving loan	S+	5.50%		4/2026	5,182	5,131	5,156
SimonMed, Inc.(10)(14)(25)	First lien senior secured loan	S+	4.75%		2/2032	775	772	771
Soleo Holdings, Inc.(14)	First lien senior secured loan	S+	4.75%		2/2032	60,992	60,692	60,687
TC Holdings, LLC (dba TrialCard)(14)	First lien senior secured loan	S+	5.00%		4/2027	13,049	12,816	13,049
Tivity Health, Inc.(13)(25)	First lien senior secured loan	S+	5.00%		6/2029	985	975	985

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(3)	Fair Value	% of Net Assets
Unified Women's Healthcare, LP(14)(25)	First lien senior secured loan	S+	5.25%		6/2029		1,781	1,759	1,781
Unified Women's Healthcare, LP(14)(25)	First lien senior secured loan	S+	5.50%		6/2029		39,536	39,100	39,536
Unified Women's Healthcare, LP(13)(25)	First lien senior secured delayed draw term loan	S+	5.25%		6/2029		17,270	17,085	17,270
Vermont Aus Pty Ltd(21)(25)(27)	First lien senior secured AUD term loan	BB+	5.75%		3/2028	A$	2,595	1,661	1,609
								1,355,014	1,321,896	17.1%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(14)(25)	First lien senior secured loan	S+	5.75%		8/2028		162,981	160,394	160,943
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)(25)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		14,961	14,519	14,696
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(25)	First lien senior secured revolving loan	S+	5.75%		8/2026		16,140	15,959	15,921
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(13)(25)	First lien senior secured loan	S+	5.00%		8/2031		89,049	87,851	89,049
GI Ranger Intermediate, LLC (dba Rectangle Health)(14)(25)	First lien senior secured loan	S+	5.75%		10/2028		24,833	24,069	24,336
Indikami Bidco, LLC (dba IntegriChain)(13)(25)	First lien senior secured loan	S+	4.00%	2.50%	12/2030		21,427	20,993	21,213
Indikami Bidco, LLC (dba IntegriChain)(10)(13)(25)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		334	314	331
Indikami Bidco, LLC (dba IntegriChain)(10)(13)(25)	First lien senior secured revolving loan	S+	6.00%		6/2030		1,169	1,134	1,148
Inovalon Holdings, Inc.(14)(25)	First lien senior secured loan	S+	5.75%		11/2028		267,041	262,359	267,041
Inovalon Holdings, Inc.(14)(25)	Second lien senior secured loan	S+		10.76%	11/2033		173,040	170,508	173,040
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(25)(27)	First lien senior secured loan	S+	6.50%		8/2026		169,898	167,642	165,651
Interoperability Bidco, Inc. (dba Lyniate)(10)(14)(25)	First lien senior secured loan	S+	5.75%		3/2028		73,577	73,176	72,017
RL Datix Holdings (USA), Inc.(15)(25)	First lien senior secured loan	S+	5.25%		4/2031		56,403	55,692	55,980
RL Datix Holdings (USA), Inc.(22)(25)	First lien senior secured GBP term loan	SA+	5.25%		4/2031		£26,120	32,052	33,461
Salinger Bidco Inc. (dba Surgical Information Systems)(14)(25)	First lien senior secured loan	S+	5.75%		8/2031		41,293	40,638	41,293
								1,127,300	1,136,120	14.7%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(25)	First lien senior secured loan	S+	4.50%	2.50%	11/2026		196,061	195,581	181,585
Mario Midco Holdings, Inc. (dba Len the Plumber)(13)(25)	Unsecured facility	S+		10.75%	4/2032		8,131	7,917	7,846
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(25)	First lien senior secured loan	S+	5.75%		4/2029		27,987	27,306	27,116
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(25)	First lien senior secured revolving loan	S+	5.75%		4/2028		709	678	656
SimpliSafe Holding Corporation(13)(25)	First lien senior secured loan	S+	6.25%		5/2028		9,022	8,900	9,022
								240,382	226,225	2.9%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Human resource support services
Cornerstone OnDemand, Inc.(13)(25)	Second lien senior secured loan	S+	6.50%		10/2029	160,417	152,933	135,151
IG Investments Holdings, LLC (dba Insight Global)(14)(25)	First lien senior secured loan	S+	5.00%		9/2028	118,026	116,762	118,026
							269,695	253,177	3.3%
Infrastructure and environmental services
AWP Group Holdings, Inc.(10)(13)	First lien senior secured loan	S+	4.75%		12/2030	939	913	929
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(10)(14)(25)	First lien senior secured loan	S+	5.00%		1/2031	43,425	42,861	43,425
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(25)	First lien senior secured loan	S+	6.75%		4/2030	828	816	820
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(25)	First lien senior secured revolving loan	S+	6.75%		4/2029	63	62	62
KENE Acquisition, Inc. (dba Entrust Solutions Group)(10)(14)(25)	First lien senior secured loan	S+	5.25%		2/2031	18,458	18,003	18,209
LineStar Integrity Services LLC(14)(25)	First lien senior secured loan	S+	7.25%		2/2026	71,633	69,812	68,769
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(14)(25)	First lien senior secured loan	S+	5.75%		3/2028	1,816	1,786	1,808
Vessco Midco Holdings, LLC(10)(13)(25)	First lien senior secured loan	S+	4.75%		7/2031	54,052	53,319	53,782
							187,572	187,804	2.4%
Insurance
Alera Group, Inc.(13)(25)	First lien senior secured loan	S+	5.25%		10/2028	120,879	119,266	120,879
AmeriLife Holdings LLC(10)(15)(25)	First lien senior secured loan	S+	5.00%		8/2029	12,413	12,129	12,348
Brightway Holdings, LLC(10)(14)(25)	First lien senior secured loan	S+	5.75%		12/2027	52,700	51,974	52,700
Diamond Mezzanine 24 LLC (dba United Risk)(14)(25)	First lien senior secured loan	S+	5.00%		10/2030	17,768	17,549	17,768
Evolution BuyerCo, Inc. (dba SIAA)(14)(25)	First lien senior secured loan	S+	4.75%		4/2030	843	836	843
Galway Borrower LLC(10)(14)(25)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	283	281	283
Integrity Marketing Acquisition, LLC(14)(25)	First lien senior secured loan	S+	5.00%		8/2028	91,103	89,992	91,103
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(13)(25)	First lien senior secured loan	S+		10.60%	7/2030	60,932	60,329	60,932
Norvax, LLC (dba GoHealth)(10)(13)(25)	First lien senior secured revolving loan	S+	6.50%		6/2025	2,080	2,080	2,080
PCF Midco II, LLC (dba PCF Insurance Services)(25)(30)	First lien senior secured loan	N/A		9.00%	10/2031	205,104	193,712	204,078
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(14)(25)	First lien senior secured loan	S+	5.50%		11/2028	101,912	101,530	101,912
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(25)	First lien senior secured delayed draw term loan	S+	5.50%		11/2028	33,717	33,592	33,717
Simplicity Financial Marketing Group Holdings, Inc.(14)(25)	First lien senior secured loan	S+	5.00%		12/2031	40,982	40,392	40,572
Simplicity Financial Marketing Group Holdings, Inc.(10)(15)(25)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	1,749	1,687	1,685
Tempo Buyer Corp. (dba Global Claims Services)(14)(25)	First lien senior secured loan	S+	4.75%		8/2028	36,390	35,722	36,390
THG Acquisition, LLC (dba Hilb)(10)(13)(25)	First lien senior secured loan	S+	4.75%		10/2031	39,416	38,789	38,938
Truist Insurance Holdings, LLC(10)(14)	First lien senior secured revolving loan	S+	3.00%		5/2029	224	224	224

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(13)(25)	First lien senior secured loan	S+	5.00%		12/2029	52,385	51,938	52,385
							852,022	868,837	11.2%
Internet software and services
AI Titan Parent, Inc. (dba Prometheus Group)(13)(25)	First lien senior secured loan	S+	4.75%		8/2031	7,547	7,346	7,472
AlphaSense, Inc.(14)(25)	First lien senior secured loan	S+	6.25%		6/2029	707	700	701
Anaplan, Inc.(14)(25)	First lien senior secured loan	S+	5.00%		6/2029	166,544	165,987	166,544
Aptean Acquiror, Inc. (dba Aptean)(10)(14)(25)	First lien senior secured loan	S+	5.25%		1/2031	18,873	18,487	18,873
Armstrong Bidco Limited(22)(25)(27)	First lien senior secured GBP delayed draw term loan	SA+	5.25%		6/2029	£2,960	3,580	3,801
Artifact Bidco, Inc. (dba Avetta)(14)(25)(27)	First lien senior secured loan	S+	4.50%		7/2031	12,011	11,900	11,951
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(13)(25)	First lien senior secured loan	S+	6.50%		3/2031	15,817	15,547	15,699
Barracuda Networks, Inc.(6)(14)	First lien senior secured loan	S+	4.50%		8/2029	12,765	11,938	11,010
Bayshore Intermediate #2, L.P. (dba Boomi)(14)(25)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	86,444	86,166	86,444
BCTO BSI Buyer, Inc. (dba Buildertrend)(14)(25)	First lien senior secured loan	S+	6.50%		12/2026	71,289	70,887	71,289
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(14)(25)	First lien senior secured loan	S+	5.50%		8/2027	23,099	22,498	22,493
CivicPlus, LLC(14)(25)	First lien senior secured loan	S+	5.75%		8/2027	52,027	51,570	52,027
Coupa Holdings, LLC(14)(25)	First lien senior secured loan	S+	5.25%		2/2030	1,559	1,544	1,559
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(15)(25)	Unsecured notes	S+		12.00%	6/2034	34,677	34,103	34,677
Crewline Buyer, Inc. (dba New Relic)(13)(25)	First lien senior secured loan	S+	6.75%		11/2030	148,219	145,621	146,737
Delinea Buyer, Inc. (f/k/a Centrify)(14)(25)	First lien senior secured loan	S+	5.75%		3/2028	88,207	87,033	88,207
EET Buyer, Inc. (dba e-Emphasys)(14)(25)	First lien senior secured loan	S+	4.75%		11/2027	23,368	23,001	23,368
Einstein Parent, Inc. (dba Smartsheet)(14)(25)	First lien senior secured loan	S+	6.50%		1/2031	43,387	42,930	42,953
Forescout Technologies, Inc.(14)(25)	First lien senior secured loan	S+	5.00%		5/2031	97,462	96,663	96,975
Granicus, Inc.(14)(25)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	17,610	17,358	17,610
Granicus, Inc.(14)(25)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	2,615	2,564	2,596
GS Acquisitionco, Inc. (dba insightsoftware)(10)(14)	First lien senior secured loan	S+	5.25%		5/2028	9,516	9,272	9,419
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(25)(27)	First lien senior secured loan	S+	7.50%		4/2026	51,567	51,233	51,567
Hyland Software, Inc.(13)(25)	First lien senior secured loan	S+	5.00%		9/2030	66,639	66,639	66,639
Icefall Parent, Inc. (dba EngageSmart)(14)(25)	First lien senior secured loan	S+	6.50%		1/2030	33,278	32,692	33,278
JS Parent, Inc. (dba Jama Software)(14)(25)	First lien senior secured loan	S+	5.00%		4/2031	907	903	907
Litera Bidco LLC(10)(13)(25)	First lien senior secured loan	S+	5.00%		5/2028	162,544	161,761	162,138
MINDBODY, Inc.(14)(25)	First lien senior secured loan	S+	7.00%		9/2025	62,018	61,959	62,018
Ministry Brands Holdings, LLC(13)(25)	First lien senior secured loan	S+	5.50%		12/2028	11,975	11,677	11,884
PDI TA Holdings, Inc.(10)(14)(25)	First lien senior secured loan	S+	5.50%		2/2031	37,577	36,780	37,173
QAD, Inc.(13)(25)	First lien senior secured loan	S+	4.75%		11/2027	72,550	71,603	72,369
Securonix, Inc.(14)(25)	First lien senior secured loan	S+	4.00%	3.75%	4/2028	1,703	1,578	1,477

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Securonix, Inc.(10)(14)(25)(32)	First lien senior secured revolving loan	S+	7.00%		4/2028	7	(12)	(34)
Sitecore Holding III A/S(14)(25)	First lien senior secured loan	S+	3.50%	4.25%	3/2029	4,362	4,338	4,362
Sitecore Holding III A/S(19)(25)	First lien senior secured EUR term loan	E+	3.50%	4.25%	3/2029	€25,369	26,613	27,404
Sitecore USA, Inc.(14)(25)	First lien senior secured loan	S+	3.50%	4.25%	3/2029	26,333	26,188	26,333
Spaceship Purchaser, Inc. (dba Squarespace)(14)(25)	First lien senior secured loan	S+	5.00%		10/2031	17,441	17,091	17,441
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(25)	First lien senior secured loan	S+	5.25%		6/2028	105,890	104,830	105,890
When I Work, Inc.(14)(25)	First lien senior secured loan	S+	5.50%		11/2027	32,864	31,485	31,714
Zendesk, Inc.(14)(25)	First lien senior secured loan	S+	4.99%		11/2028	94,792	93,439	94,792
							1,727,492	1,739,757	22.5%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(14)(25)(27)	First lien senior secured loan	S+	5.25%		7/2031	208,759	205,667	208,759
Troon Golf, L.L.C.(10)(14)(25)	First lien senior secured loan	S+	4.50%		8/2028	86,879	86,046	86,879
							291,713	295,638	3.8%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(14)(25)	First lien senior secured loan	S+	6.00%		10/2028	149,991	147,119	148,491
FR Flow Control CB LLC (dba Trillium Flow Technologies)(14)(25)(27)	First lien senior secured loan	S+	5.25%		12/2029	31,820	31,444	31,582
Gloves Buyer, Inc. (dba Protective Industrial Products)(13)(25)	First lien senior secured loan	S+	4.00%		12/2027	21,830	21,676	21,830
Helix Acquisition Holdings, Inc. (dba MW Industries)(13)(25)	First lien senior secured loan	S+	7.00%		3/2030	946	923	939
Ideal Tridon Holdings, Inc.(14)(25)	First lien senior secured loan	S+	6.75%		4/2028	26,667	26,131	26,667
JSG II, Inc.(13)(25)	First lien senior secured loan	S+	4.50%		6/2026	13,459	13,431	13,426
Loparex Midco B.V.(14)(25)	First lien senior secured loan	S+	6.00%		2/2027	792	792	792
Loparex Midco B.V.(13)(25)	First lien senior secured loan	S+	4.50%		7/2027	3,126	2,970	2,970
Loparex Midco B.V.(14)(25)	Second lien senior secured loan	S+	8.75%		7/2027	112,000	108,957	103,600
Loparex Midco B.V.(14)(25)	Second lien senior secured loan	S+	8.50%		7/2027	21,000	20,105	20,160
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(14)(25)	First lien senior secured loan	S+	6.00%		7/2027	106,363	105,585	105,773
MHE Intermediate Holdings, LLC (dba OnPoint Group)(14)(25)	First lien senior secured loan	S+	6.25%		7/2027	2,488	2,443	2,481
Sonny's Enterprises, LLC(10)(14)(25)	First lien senior secured loan	S+	5.50%		8/2028	292,139	289,039	290,678
Sonny's Enterprises, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	5.50%		8/2027	13,744	13,613	13,626
							784,228	783,015	10.1%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(14)(25)	First lien senior secured loan	S+	4.50%		3/2032	861	855	855
							855	855	—%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(14)(25)	First lien senior secured loan	S+	5.00%		6/2031	25,974	25,614	25,714
Essential Services Holding Corporation (dba Turnpoint)(10)(14)(25)	First lien senior secured revolving loan	S+	5.00%		6/2030	509	481	477
Gerson Lehrman Group, Inc.(14)(25)	First lien senior secured loan	S+	5.00%		12/2027	155,885	154,407	155,885
Guidehouse Inc.(13)(25)	First lien senior secured loan	S+	3.00%	2.00%	12/2030	49,052	48,057	49,052

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Paris US Holdco, Inc. (dba Precinmac)(13)(25)	First lien senior secured loan	S+	5.00%		12/2031	28,837	28,422	28,549
Paris US Holdco, Inc. (dba Precinmac)(10)(17)(25)	First lien senior secured revolving loan	P+	4.00%		12/2031	37	2	—
Relativity ODA LLC(13)(25)	First lien senior secured loan	S+	4.49%		5/2029	101,311	100,514	101,057
Sensor Technology Topco, Inc. (dba Humanetics)(10)(14)(25)	First lien senior secured loan	S+	7.00%		5/2028	84,546	84,096	84,546
Sensor Technology Topco, Inc. (dba Humanetics)(10)(13)(25)	First lien senior secured revolving loan	S+	6.50%		5/2028	3,420	3,391	3,420
Sensor Technology Topco, Inc. (dba Humanetics)(10)(19)(25)	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028	€15,288	16,321	16,514
Vensure Employer Services, Inc.(14)(25)	First lien senior secured loan	S+	5.00%		9/2031	1,617	1,586	1,601
Vensure Employer Services, Inc.(10)(14)(25)	First lien senior secured delayed draw term loan	S+	4.50%		9/2031	40	38	38
							462,929	466,853	6.0%
Specialty retail
Galls, LLC(10)(14)(25)	First lien senior secured loan	S+	5.00%	1.50%	3/2030	135,601	133,549	135,601
Galls, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	6.00%		3/2030	3,274	3,111	3,274
Milan Laser Holdings LLC(14)(25)	First lien senior secured loan	S+	5.00%		4/2027	63,421	62,613	63,104
Notorious Topco, LLC (dba Beauty Industry Group)(14)(25)	First lien senior secured loan	S+	4.75%	2.50%	11/2027	185,280	176,592	153,782
Notorious Topco, LLC (dba Beauty Industry Group)(10)(14)(25)	First lien senior secured revolving loan	S+	4.75%	2.50%	5/2027	3,962	3,388	1,436
The Shade Store, LLC(14)(25)	First lien senior secured loan	S+	6.00%		10/2029	100,900	96,917	95,603
The Shade Store, LLC(14)(25)	First lien senior secured loan	S+	7.00%		10/2029	12,289	12,118	11,889
The Shade Store, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	6.00%		10/2028	2,369	2,092	1,823
							490,380	466,512	6.0%
Telecommunications
EOS Finco S.A.R.L(6)(11)(14)(25)(27)	First lien senior secured loan	S+	6.00%		10/2029	36,834	22,786	15,286
Park Place Technologies, LLC(14)(25)	First lien senior secured loan	S+	5.25%		3/2031	11,692	11,449	11,634
Park Place Technologies, LLC(10)(13)(25)	First lien senior secured delayed draw term loan	S+	5.25%		3/2031	945	939	940
Park Place Technologies, LLC(10)(13)(25)	First lien senior secured revolving loan	S+	5.25%		3/2030	322	308	315
PPT Holdings III, LLC (dba Park Place Technologies)(25)(30)	First lien senior secured loan	N/A		12.75%	3/2034	4,252	4,131	4,231
							39,613	32,406	0.4%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(14)(25)	First lien senior secured loan	S+	5.00%		5/2030	4,467	4,468	4,467
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(14)(25)	First lien senior secured revolving loan	S+	5.00%		5/2029	127	124	127
Lytx, Inc.(13)(25)	First lien senior secured loan	S+	5.00%		2/2028	71,005	71,005	71,005
							75,597	75,599	1.0%
Total non-controlled/non-affiliated debt investments							$14,624,241	$14,582,955	188.4%
Total non-controlled/non-affiliated misc. debt commitments(10)(32)(Note 7)							$(6,624)	$(4,957)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$14,617,617	$14,577,998	188.4%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(12)(25)(26)	Class A Common Stock	N/A			N/A	46,605	2,557	8,776

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Space Exploration Technologies Corp.(12)(25)(26)	Class C Common Stock	N/A			N/A	9,360	446	1,762
							3,003	10,538	0.1%
Asset based lending and fund finance
Amergin Asset Management, LLC(12)(25)(26)	Class A Units	N/A			N/A	50,000,000	382	1,816
							382	1,816	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(7)(12)(25)(26)(27)	LP Interest	N/A			N/A	73,986,106	77,327	83,214
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(25)(26)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	238,733	234,968	238,733
							312,295	321,947	4.2%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(12)(25)(26)	Class A-2 Common Units	N/A			N/A	2,613,518	1,920	372
Dodge Construction Network Holdings, L.P.(14)(25)(26)	Series A Preferred Units	S+	8.25%		N/A	—	50	29
							1,970	401	—%
Business services
Denali Holding, LP (dba Summit Companies)(12)(25)(26)	Class A Units	N/A			N/A	751,184	10,594	13,264
Hercules Buyer, LLC (dba The Vincit Group)(12)(25)(26)(29)	Common Units	N/A			N/A	2,640,000	2,728	3,226
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(25)(26)	Perpetual Preferred Stock	S+		11.00%	N/A	12,600	17,234	17,473
							30,556	33,963	0.4%
Consumer Products
ASP Conair Holdings LP(12)(25)(26)	Class A Units	N/A			N/A	73,571	7,442	8,472
							7,442	8,472	0.1%
Containers and Packaging
TCB Holdings I LLC (dba TricorBraun)(25)(26)(30)	Class A Preferred Units	N/A	14.00%		N/A	43,500	42,197	42,195
							42,197	42,195	0.5%
Financial services
Blend Labs, Inc.(12)(25)(26)	Warrants	N/A			N/A	179,529	975	3
							975	3	—%
Food and beverage
Hissho Sushi Holdings, LLC(12)(25)(26)	Class A Units	N/A			N/A	15,004	155	199
							155	199	—%
Healthcare equipment and services
KPCI Holdings, L.P.(12)(25)(26)	Class A Units	N/A			N/A	36,594	49,185	103,742
Maia Aggregator, LP(12)(25)(26)	Class A-2 Units	N/A			N/A	280,899	268	254
Patriot Holdings SCSp (dba Corza Health, Inc.)(25)(26)(27)(30)	Class A Units	N/A		8.00%	N/A	9,739	13,214	13,208
Patriot Holdings SCSp (dba Corza Health, Inc.)(12)(25)(26)(27)	Class B Units	N/A			N/A	134,107	266	529
Rhea Acquisition Holdings, LP(12)(25)(26)	Series A-2 Units	N/A			N/A	238,095	260	288
							63,193	118,021	1.5%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(12)(25)(26)	Class A Interests	N/A			N/A	9,687	9,376	8,862

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(12)(25)(26)	Class A Interest	N/A			N/A	542	5,522	6,615
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(25)(26)(30)	Series A Preferred Stock	N/A		15.00%	N/A	15,050	17,603	16,593
XOMA Corporation(12)(25)(26)	Warrants	N/A			N/A	36,000	269	254
							32,770	32,324	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(12)(25)(26)(27)	LP Interest	N/A			N/A	$1,270	1,043	1,297
Minerva Holdco, Inc.(25)(26)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	9,000	12,369	12,188
WP Irving Co-Invest, L.P.(12)(25)(26)(27)	Partnership Units	N/A			N/A	1,250,000	947	1,276
							14,359	14,761	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(25)(26)(30)	Series A Preferred Stock	N/A		10.50%	N/A	51,250	66,967	56,449
							66,967	56,449	0.7%
Insurance
Accelerate Topco Holdings, LLC(12)(25)(26)	Common Units	N/A			N/A	5,642	254	269
Evolution Parent, LP (dba SIAA)(12)(25)(26)	LP Interest	N/A			N/A	51,757	5,279	6,378
GoHealth, Inc.(5)(12)(25)	Common stock	N/A			N/A	20,534	1,578	252
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(12)(25)(26)	LP Interest	N/A			N/A	105,132	1,053	1,050
Hockey Parent Holdings, L.P.(12)(25)(26)	Class A Common Units	N/A			N/A	17,500	18,225	19,553
PCF Holdco, LLC (dba PCF Insurance Services)(12)(25)(26)	Class A Units	N/A			N/A	18,543,496	54,737	80,763
PCF Holdco, LLC (dba PCF Insurance Services)(12)(25)(26)	Warrants	N/A			N/A	1,624,016	5,437	4,627
PCF Holdco, LLC (dba PCF Insurance Services)(25)(26)(30)	Preferred equity	N/A		15.00%	N/A	27,943	21,280	27,454
							107,843	140,346	1.8%
Internet and software services
AlphaSense, LLC(12)(25)(26)	Series E Preferred Shares	N/A			N/A	3,386	153	160
BCTO WIW Holdings, Inc. (dba When I Work)(12)(25)(26)	Class A Common Stock	N/A			N/A	70,000	4,355	3,621
Bird Holding B.V. (fka MessageBird Holding B.V.)(12)(25)(26)(27)	Extended Series C Warrants	N/A			N/A	148,430	790	216
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(12)(25)(26)	Common Units	N/A			N/A	9,233,282	10,049	13,860
Elliott Alto Co-Investor Aggregator L.P.(12)(25)(26)(27)	LP Interest	N/A			N/A	6,007	7,542	9,892
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(12)(25)(26)(27)	LP Interest	N/A			N/A	1,703,780	1,811	2,134
Project Alpine Co-Invest Fund, LP(12)(25)(26)(27)	LP Interest	N/A			N/A	$12,000	12,582	15,759
Project Hotel California Co-Invest Fund, L.P.(6)(12)(25)(26)(27)	LP Interest	N/A			N/A	$4,027	4,182	5,573
Thunder Topco L.P. (dba Vector Solutions)(12)(25)(26)	Common Units	N/A			N/A	5,968,267	6,324	7,100
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(25)(26)(30)	Series A Preferred Stock	N/A		10.00%	N/A	21,250	25,659	27,327
WMC Bidco, Inc. (dba West Monroe)(25)(26)(30)	Senior Preferred Stock	N/A		11.25%	N/A	50,077	71,173	72,048

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Zoro TopCo, L.P.(12)(25)(26)	Class A Common Units	N/A			N/A	1,064,900	10,830	11,952
Zoro TopCo, Inc.(14)(25)(26)	Series A Preferred Equity	S+		9.50%	N/A	12,779	16,787	17,157
							172,237	186,799	2.4%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(25)(26)	LP Interest	N/A			N/A	39,500	4,062	6,123
Windows Entities(25)(26)(28)	LLC Units	N/A			N/A	31,844	60,319	138,629
							64,381	144,752	1.9%
Total non-controlled/non-affiliated portfolio company equity investments							$920,725	$1,112,986	14.4%
Total non-controlled/non-affiliated portfolio company investments							$15,538,342	$15,690,984	202.7%

Non-controlled/affiliated portfolio company investments(23)
Debt Investments
Education
Pluralsight, LLC(14)(25)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	23,034	22,958	23,034
Pluralsight, LLC(14)(25)	First lien senior secured loan	S+		7.50%	8/2029	24,335	24,255	24,335
							47,213	47,369	0.6%
Specialty retail
Ideal Image Development, LLC(10)(14)(25)	First lien senior secured loan	S+		6.50%	2/2029	10,936	10,716	10,648
Ideal Image Development, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	6.00%		2/2029	3,176	3,171	3,176
							13,887	13,824	0.2%
Total non-controlled/affiliated portfolio company debt investments							$61,100	$61,193	0.8%

Equity Investments
Education
Paradigmatic Holdco LLC (dba Pluralsight)(12)(25)(26)	Common stock	N/A			N/A	7,619,079	20,149	20,217
							20,149	20,217	0.3%
Pharmaceuticals
LSI Financing 1 DAC(25)(26)(27)	Preferred equity	N/A			N/A	7,748,680	7,787	7,738
							7,787	7,738	0.1%
Specialty retail
Ideal Topco, L.P.(12)(25)(26)	Class A-2 Common Units	N/A			N/A	10,365,854	—	—
Ideal Topco, L.P.(12)(25)(26)	Class A-1 Preferred Units	N/A			N/A	24,024,390	17,061	15,384
							17,061	15,384	0.2%
Total non-controlled/affiliated equity portfolio company investments							$44,997	$43,339	0.6%
Total non-controlled/affiliated portfolio company investments							$106,097	$104,532	1.4%

Controlled/affiliated portfolio company investments(24)
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(13)(25)	First lien senior secured loan	S+	8.00%		11/2027	67,268	67,268	67,268
Swipe Acquisition Corporation (dba PLI)(13)(25)	First lien senior secured loan	S+	8.00%		6/2026	5,261	5,233	5,261
Swipe Acquisition Corporation (dba PLI)(10)(13)(25)	First lien senior secured loan	S+	5.00%		11/2027	38,262	37,944	37,942
							110,445	110,471	1.4%
Asset based lending and fund finance

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(25)(27)(30)	First lien senior secured loan	N/A		12.00%	7/2030	55,239	55,096	55,239
AAM Series 2.1 Aviation Feeder, LLC(25)(27)(30)	First lien senior secured loan	N/A		12.00%	11/2030	66,365	66,218	66,365
							121,314	121,604	1.6%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(11)(14)	First lien senior secured loan	S+		6.00%	12/2026	15,697	13,366	2,276
PS Operating Company LLC (fka QC Supply, LLC)(10)(11)(14)	First lien senior secured revolving loan	S+	6.00%		12/2026	5,533	4,852	664
							18,218	2,940	—%
Household products
Walker Edison Furniture Company LLC(10)(11)(14)(25)	First lien senior secured loan	S+		6.75%	3/2027	71,678	50,334	12,192
							50,334	12,192	0.2%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)	First lien senior secured loan	S+	7.50%		4/2028	87,138	85,974	87,138
							85,974	87,138	—%
Total controlled/affiliated debt portfolio company investments							$386,285	$334,345	4.3%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(12)(25)(26)	Class A Common Units	N/A			N/A	86,745	48,007	94,646
							48,007	94,646	1.2%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(12)(25)(26)(27)	LLC Interest	N/A			N/A	30,936,988	31,431	40,949
AAM Series 2.1 Aviation Feeder, LLC(10)(12)(25)(26)(27)	LLC Interest	N/A			N/A	28,773,726	29,790	40,687
Wingspire Capital Holdings LLC(9)(10)(26)	LLC Interest	N/A			N/A	454,655	454,655	532,058
							515,876	613,694	7.9%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(12)(26)	Class A Common Units	N/A			N/A	248,271	4,300	—
							4,300	—	—%
Household products
Walker Edison Holdco LLC(12)(25)(26)	Common Units	N/A			N/A	318,823	23,762	—
							23,762	—	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(12)(26)	Common Units	N/A			N/A	576,276	24,058	25,099
							24,058	25,099	0.3%
Insurance
Fifth Season Investments LLC(25)(26)	Class A Units	N/A			N/A	36	290,566	313,963
							290,566	313,963	—%
Joint ventures
Blue Owl Credit SLF LLC(7)(9)(25)(26)(27)	LLC Interest	N/A			N/A	$381,194	381,198	369,552

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
							381,198	369,552	4.8%
Pharmaceuticals
LSI Financing LLC(7)(10)(24)(25)(26)(27)	Common Equity	N/A			N/A	139,321,758	139,275	145,191
							139,275	145,191	1.9%
Total controlled/affiliated equity company investments							$1,427,042	$1,562,145	20.2%
Total controlled/affiliated portfolio company investments							$1,813,327	$1,896,490	24.5%
Total Investments							$17,457,766	$17,692,006	228.6%

Interest Rate Swaps as of March 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	1/15/2027	$500,000	$(25,501)	$—	$6,330	2027 Notes	Note 5
Interest rate swap	5.95%	S + 2.118%	2/15/2029	600,000	3,669	—	8,823	2029 Notes	Note 5
Interest rate swap	5.95%	S + 1.922%	2/15/2029	400,000	4,580	—	5,836	2029 Notes	Note 5
Total				$1,500,000	$(17,252)		$20,989
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 26 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)As of March 31, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $77.0 million based on a tax cost basis of $17.6 billion. As of March 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $443.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $520.2 million.
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

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$76,215	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	1,509	(8)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	143	(1)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	141	(1)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	967	1,029	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	363	472	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	3,115	7,752	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,940	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	8,402	25,432	—
Baker Tilly Advisory Group, LP	First lien senior secured delayed draw term loan	6/2026	—	11,554	(29)
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	2,056	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	6,466	31,111	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1/2026	—	727	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	1,295	4,739	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	117	(1)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	9/2025	—	7,612	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	—	4,478	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	5,217	7,190	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	10/2026	—	247	(1)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	11/2025	351	266	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	140	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	3,065	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	—	12,168	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	9,971	36,233	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	4,750	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	9/2025	—	6,772	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	811	15,417	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	3/2026	—	14,281	(71)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	5,093	(25)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	—	105	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	15,945	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	6,380	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	3,664	3,188	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	1,151	562	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	12,447	28,440	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	176	2,932	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2025	5,261	1,758	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	4/2025	17	141	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	72	254	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	559	6,434	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	334	2,588	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	13,815	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	4,762	(95)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	816	7,047	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	31	2,606	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	33	367	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	33,243	2,908	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	15,101	(38)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	16,172	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	10/2025	638	5,801	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	32,524	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	2,912	9,635	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	19,998	(250)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	10,110	(126)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	74,767	(561)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	7,442	(37)
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	945	892	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	—	3,374	(17)
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	17,436	(785)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	44,548	66,003	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	12,722	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	3,996	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	882	1,178	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	21	294	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	18	127	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	1,749	9,180	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	373	—
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	8,651	(22)
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	2,559	29,575	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	1,038	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	2,492	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	32,025	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	10,053	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	154	8,554	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	6,232	6,248	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	40	328	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	4,362	12,202	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	23,209	—
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	9,524	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	1,769	2,477	—
Non-controlled/non-affiliated - revolving debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	32,230	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	943	(9)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	1,000	(5)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	11,667	—
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	7/2027	3,051	—	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	1,529	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	3,478	3,768	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,100	(11)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	—	8,144	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	20,083	7,056	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	25	101	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,758	(13)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	16,190	(162)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,538	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	7,386	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	16,140	1,361	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	9,563	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	145	291	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,440	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	27,932	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	1,476	3,787	—
Cadence, Inc.	First lien senior secured revolving loan	5/2026	3,802	3,538	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	102	(1)
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	577	1,097	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,112	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	3,733	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	5/2028	57	153	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	107	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	16,401	(82)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	14,870	(149)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,663	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	12,168	(61)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	6,817	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	9,079	(23)
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	—	1,188	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	9,481	(24)
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	17,976	(90)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	303	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	2,409	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,488	(45)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	509	2,674	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	8,114	(81)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	52	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	8,197	(20)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	2,641	7,863	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	13,965	(70)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	1,625	1,986	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	4,791	(48)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	5,220	(39)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	685	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	2,362	2,175	—
Galls, LLC	First lien senior secured revolving loan	3/2030	3,274	13,094	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	107	264	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	8,930	8,243	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	7,891	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	63	48	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	2,042	(41)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	2,467	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	—	247	(2)
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	16,250	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	25,214	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	5,792	10,756	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	2,379	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	3,198	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	3,169	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4/2028	—	2,561	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	12,513	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	200	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,169	918	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,623	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	11,175	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	1,241	4,401	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	193	2,827	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	3,889	(10)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	2,360	(29)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	1,089	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	10,690	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	127	349	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	8,235	4,118	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	9,903	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	8,595	(21)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	12,129	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	709	1,225	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	7,643	11,464	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	8,112	(41)
MINDBODY, Inc.	First lien senior secured revolving loan	9/2025	—	6,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,076	(8)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	20,009	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	18,843	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	8,468	2,458	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	557	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	652	3,079	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	3,772	3,772	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	2,210	—
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	6/2025	2,080	4,056	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	3,962	10,897	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	21,999	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(1)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	16,142	(222)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	37	3,684	—
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	322	1,058	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	8,674	7,518	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	448	2,914	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	7,713	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	18,299	(1,006)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	5,443	(14)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	91	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	125	26	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	2,081	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	7,303	(18)
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	12/2026	5,533	161	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	139	(1)
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	2,918	20,426	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	9,429	(24)
Quva Pharma, Inc.*	First lien senior secured revolving loan	4/2026	5,182	—	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	8,655	(22)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	4,480	(11)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	11,139	(84)
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	6,537	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	3,996	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	2,254	6,746	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	7	298	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	3,420	3,849	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	28	161	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	5,464	(55)
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	—	97	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	26	172	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	8,651	(43)
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	4,444	(94)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	13,744	9,953	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	2,076	—
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	2,610	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	7,526	5,284	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	8,898	4,449	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	140	(2)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	253	(1)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	335	5,250	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	916	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	—	5,313	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	—	14,314	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	917	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	2,369	8,021	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	199	4,155	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	8,545	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	6,248	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	224	1,531	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	177	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	5,335	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	12/2026	11,821	49	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	1,708	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	5,521	(28)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	3,543	10,980	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	5,088	(178)
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3/2027	15,754	9,892	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	9,557	—
Non-controlled/affiliated - revolving debt commitments
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	5,615	1,093	—
Ideal Image Development, LLC*	First lien senior secured revolving loan	2/2029	266	—	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	3,810	—
Controlled/affiliated - revolving debt commitments
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	14,575	—	—
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	30,937	66,038	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	28,774	18,861	—
LSI Financing LLC	Common Equity	N/A	139,322	3,000	—
Wingspire Capital Holdings LLC	LLC Interest	N/A	454,655	45,345	—
Total Portfolio Company Commitments			$1,063,505	$1,868,063	$(4,957)
*Fully funded
(11)Loan was on non-accrual status as of March 31, 2025.
(12)Non-income producing.
(13)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
(14)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2025 was 4.29%.
(15)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2025 was 4.19%.
(16)The interest rate on these loans is subject to 12 month SOFR, which as of March 31, 2025 was 4.01%.
(17)The interest rate on these loans is subject to Prime, which as of March 31, 2025 was 7.50%.
(18)The interest rate on this loan is subject to 1 month EURIBOR, which as of March 31, 2025 was 2.36%.
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2025 was 2.34%.
(20)The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2025 was 2.34%.
(21)The interest rate on this loan is subject to 3 month BBSY, which as of March 31, 2025 was 4.13%.
(22)The interest rate on this loan is subject to SONIA, which as of March 31, 2025 was 4.46%.
(23)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended March 31, 2025 were as follows:

($ in thousands)	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of March 31, 2025	Interest and PIK Income	Dividend Income	Other Income
LSI Financing 1 DAC	$4,771	$3,041	$—	$(74)	$7,738	$—	$—	$—
LSI Financing LLC	158,824	—	(158,824)	—	—	—	—	—
Ideal Image Development, LLC	16,183	15,952	(2,076)	(851)	29,208	455	—	13
Pluralsight, Inc.	55,282	12,079	—	225	67,586	1,199	—	23
Total Non-Controlled Affiliates	$235,060	$31,072	$(160,900)	$(700)	$104,532	$1,654	$—	$36
________________

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
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
(24)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended March 31, 2025, were as follows:

($ in thousands)	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of March 31, 2025	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$75,111	$15,111	$(460)	$6,426	$96,188	$1,546	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	77,680	25,827	(1,094)	4,639	107,052	1,612	—	—
Blue Owl Credit SLF LLC(c)	295,476	87,775	—	(13,699)	369,552	—	8,654	—
Eagle Infrastructure Super LLC	111,801	80	—	356	112,237	2,689	729	13
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	223,274	88,209	—	2,480	313,963	—	10,318	—
LSI Financing LLC	—	192,253	(50,156)	3,094	145,191	—	4,414	—
PS Operating Company LLC (fka QC Supply, LLC)	2,916	498	—	(474)	2,940	—	—	—
Swipe Acquisition Corporation (dba PLI)	200,472	2,702	—	1,943	205,117	3,105	890	10
Walker Edison Furniture Company, LLC	12,411	7,857	—	(8,076)	12,192	—	—	—
Wingspire Capital Holdings LLC	508,887	23,250	—	(79)	532,058	—	10,000	—
Total Controlled Affiliates	$1,508,028	$443,562	$(51,710)	$(3,390)	$1,896,490	$8,952	$35,005	$23
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
(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $2.7 billion or 35.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Blue Owl Credit SLF LLC*	LLC Interest	8/1/2024
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Denali Holding, LP (dba Summit Companies)	Class A Units	9/15/2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	2/23/2022
Eagle Infrastructure Services, LLC	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC**	Class A Units	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings, L.P.	Class A Common Units	9/14/2023
Ideal Topco, L.P.	Class A-1 Preferred Units	2/20/2024
Ideal Topco, L.P.	Class A-2 Common Units	2/20/2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Holdings, L.P.	Class A Units	11/30/2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC**	Preferred equity	12/14/2022
LSI Financing LLC**	Common Equity	11/25/2024
Maia Aggregator, LP	Class A-2 Units	2/1/2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Senior A Preferred Stock	2/15/2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	12/23/2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	11/1/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Preferred equity	2/16/2023
PCF Holdco, LLC (dba PCF Insurance Services)	Warrants	2/16/2023
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	8/22/2024
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	11/15/2023
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	10/14/2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	1/31/2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	10/15/2021
Walker Edison Holdco LLC	Common Units	3/1/2023
Windows Entities	LLC Units	1/16/2020
Wingspire Capital Holdings LLC**	LLC Interest	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
XOMA Corporation	Warrants	12/15/2023
Zoro TopCo, Inc.	Series A Preferred Equity	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022
* Refer to Note 4 “Investments – Credit SLF LLC” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(27)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2025, non-qualifying assets represented 12.0% of total assets as calculated in accordance with the regulatory requirements.
(28)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.1 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million and Fairchester Custom Windows with a fair value of $7.6 million as of March 31, 2025. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(29)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(30)Investment contains a fixed-rate structure.
(31)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR”or “E”, which can include one-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(32)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.
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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
CoolSys, Inc.(14)	First lien senior secured loan	S+	4.75%	8/2028	11,924	11,691	11,596	0.2%
Denali BuyerCo, LLC (dba Summit Companies)(10)(14)(26)	First lien senior secured loan	S+	5.75%	9/2028	52,197	51,762	52,197	0.9%
Diamondback Acquisition, Inc. (dba Sphera)(13)(26)	First lien senior secured loan	S+	5.50%	9/2028	4,025	3,977	4,005	0.1%
DuraServ LLC(10)(13)(26)	First lien senior secured loan	S+	4.50%	6/2031	86,929	86,456	86,495	1.5%
Fullsteam Operations, LLC(10)(14)(26)	First lien senior secured loan	S+	8.25%	11/2029	13,001	12,658	13,001	0.2%
Fullsteam Operations, LLC(10)(14)(26)	First lien senior secured delayed draw term loan	S+	7.00%	11/2029	818	771	811	—%
Gainsight, Inc.(10)(14)(26)	First lien senior secured loan	S+	6.00%	7/2027	28,007	27,813	28,007	0.5%
Hercules Borrower, LLC (dba The Vincit Group)(14)(26)	First lien senior secured loan	S+	5.50%	12/2026	173,292	173,294	173,292	2.9%
Hercules Buyer, LLC (dba The Vincit Group)(10)(26)(30)(31)	Unsecured notes		0.48% PIK	12/2029	5,201	5,201	6,355	0.1%
Kaseya Inc.(13)(26)	First lien senior secured loan	S+	5.50%	6/2029	19,038	18,773	19,038	0.3%
Kaseya Inc.(10)(14)(26)	First lien senior secured delayed draw term loan	S+	5.50%	6/2029	578	554	578	—%
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(26)	First lien senior secured loan	S+	5.50%	10/2028	4,839	4,780	4,439	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(26)	First lien senior secured delayed draw term loan	S+	5.75%	10/2028	3	1	(16)	—%
Ping Identity Holding Corp.(14)(26)	First lien senior secured loan	S+	4.75%	10/2029	904	902	904	—%
Pye-Barker Fire & Safety, LLC(10)(14)(26)	First lien senior secured loan	S+	4.50%	5/2031	133,855	133,124	133,521	2.2%
Pye-Barker Fire & Safety, LLC(10)(14)(26)	First lien senior secured revolving loan	S+	4.50%	5/2030	2,435	2,348	2,386	—%
						614,634	589,167	9.9%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(13)(26)	Second lien senior secured loan	S+	7.75%	11/2028	10,000	9,913	9,746	0.2%
DCG ACQUISITION CORP. (dba DuBois Chemical)(13)(26)	First lien senior secured loan	S+	4.50%	6/2031	55,779	55,253	55,500	0.9%
Gaylord Chemical Company, L.L.C.(10)(14)(26)	First lien senior secured loan	S+	5.25%	12/2027	130,798	130,504	130,798	2.2%
Rocket BidCo, Inc. (dba Recochem)(14)(26)(28)	First lien senior secured loan	S+	5.75%	11/2030	197,500	193,793	195,525	3.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(26)	First lien senior secured loan	S+	5.50%	4/2027	21,546	21,328	21,546	0.4%
						410,791	413,115	7.0%
Consumer products
Conair Holdings LLC(13)(26)	Second lien senior secured loan	S+	7.50%	5/2029	130,335	129,704	119,583	2.0%
Feradyne Outdoors, LLC(14)(26)	First lien senior secured loan	S+	6.75% (3.74% PIK)	5/2028	76,043	76,043	65,207	1.1%
Foundation Consumer Brands, LLC(13)(26)	First lien senior secured loan	S+	6.25%	2/2027	2,997	2,997	2,997	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Lignetics Investment Corp.(10)(14)(26)	First lien senior secured loan	S+	5.50%	11/2027	39,409	39,316	39,212	0.7%
Lignetics Investment Corp.(10)(14)(26)	First lien senior secured revolving loan	S+	5.50%	10/2026	3,451	3,440	3,427	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(26)	First lien senior secured loan	S+	5.25%	3/2029	737	728	715	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(26)	First lien senior secured loan	S+	5.00%	3/2027	241,806	240,440	241,806	4.1%
						492,668	472,947	8.1%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(10)(13)(26)	First lien senior secured loan	S+	6.00%	12/2026	15,956	15,742	15,956	0.3%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(26)	First lien senior secured loan	S+	5.75%	9/2028	5,387	5,354	5,387	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(14)(26)	First lien senior secured revolving loan	S+	5.75%	9/2027	188	186	188	—%
Fortis Solutions Group, LLC(10)(14)(26)	First lien senior secured loan	S+	5.50%	10/2028	4,535	4,480	4,468	0.1%
Fortis Solutions Group, LLC(10)(14)(26)	First lien senior secured revolving loan	S+	5.50%	10/2027	162	157	155	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(14)(26)	First lien senior secured loan	S+	6.25%	5/2028	879	873	879	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(13)(26)	First lien senior secured loan	S+	5.25%	5/2028	3,479	3,456	3,462	0.1%
Pregis Topco LLC(13)(26)	Second lien senior secured loan	S+	7.75%	8/2029	25,667	25,347	25,667	0.4%
Pregis Topco LLC(13)(26)	Second lien senior secured loan	S+	6.75%	8/2029	134,333	132,893	134,333	2.3%

						188,488	190,495	3.3%
Distribution
ABB/Con-cise Optical Group LLC(14)(26)	First lien senior secured loan	S+	7.50%	2/2028	63,778	63,200	62,503	1.0%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(10)(14)(26)	First lien senior secured loan	S+	5.00%	10/2029	152,598	151,236	152,598	2.6%
Endries Acquisition, Inc.(10)(13)(26)	First lien senior secured loan	S+	5.25%	12/2028	98,095	97,491	97,359	1.6%
Offen, Inc.(10)(13)(26)	First lien senior secured loan	S+	5.00%	6/2026	18,588	18,544	18,588	0.3%
						330,471	331,048	5.5%
Education
Severin Acquisition, LLC (dba PowerSchool)(13)(26)	First lien senior secured loan	S+	5.00% (2.25% PIK)	10/2031	752	745	745	—%
						745	745	—%
Energy equipment and services
Dresser Utility Solutions, LLC(13)(26)	First lien senior secured loan	S+	5.25%	3/2029	56,013	55,528	55,873	0.9%
						55,528	55,873	0.9%
Financial services
Baker Tilly Advisory Group, L.P.(13)(26)	First lien senior secured loan	S+	4.75%	6/2031	58,064	57,264	57,774	1.0%
Blackhawk Network Holdings, Inc.(6)(13)(26)	First lien senior secured loan	S+	5.00%	3/2029	74,625	73,279	75,453	1.3%

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

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	62,563	(49)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	151	(1)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	143	(1)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	141	(1)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	88	94	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	14	40	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,228	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	4,631	23,118	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	6/2026	—	8,762	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	1,372	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	457	315	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	4,391	21,075	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	960	3,503	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	3,457	4,752	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	10/2026	—	123	(1)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	11/2025	175	133	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	70	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	9/2025	—	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,239	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	1,533	(4)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	—	9,328	—
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured delayed draw term loan	10/2026	—	2,850	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	9/2025	—	5,131	—
DuraServ LLC	First lien senior secured delayed draw term loan	6/2026	13,506	13,722	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	12/2025	—	7,835	(59)
EOS Finco S.A.R.L	First lien senior secured delayed draw term loan	5/2026	69	2,489	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	3,866	(19)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	3,945	19,925	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	11,130	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	4,803	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	464	4,536	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	354	896	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	3,604	29,174	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	28	1,526	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2025	2,135	3,203	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	4/2025	17	141	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	—	3,497	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	127	2,092	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	6,280	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	4,444	(111)
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	221	844	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	532	4,581	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	3	290	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	3	397	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	16,181	18,279	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	14,361	(36)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	12,103	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	10/2025	457	4,143	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	24,666	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	2,222	7,314	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	4/2026	4,763	1,073	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	(4)	14,565	(182)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	7,680	(96)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	5,581	(28)
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	—	368	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	1,936	1,531	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	5/2026	2,944	984	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	14,114	(459)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	9/2025	20	5	—
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	7,887	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	32,870	59,384	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	9,639	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	3,023	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	47	230	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	218	1,101	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	157	(1)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	8,238	(41)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	95	95	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	1,885	21,736	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	209	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	501	(1)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	26,375	(66)
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	3/2025	3,926	1,500	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	7,660	(19)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	—	6,599	(33)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	3,124	3,124	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3/2026	8,812	1,300	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2031	18	172	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	3,309	9,257	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	7/2026	34,573	14,724	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	17,352	—
Controlled/affiliated - delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	8,145	1,827	—
Non-controlled/non-affiliated - revolving debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	26,072	(65)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	94	(1)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	91	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	9,722	—
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	1/2025	3,051	—	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	73	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,592	(8)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2027	188	377	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	11,117	11,117	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,330	(10)
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	6/2030	—	12,278	(61)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	6,155	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	7,904	3,952	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	8,036	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	3,448	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	18,478	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	1,263	1,895	—
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	2/2030	—	4,878	(37)
Cadence, Inc.	First lien senior secured revolving loan	5/2026	5,270	2,070	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	273	520	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	2,057	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	2,698	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	5/2028	18	88	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	12,352	(216)
Cresset Capital Management, LLC	First lien senior secured revolving loan	6/2029	—	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	11,063	(138)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	3,831	(10)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	9,328	(47)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	6,817	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	2,998	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	713	—	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	7,183	(18)
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	13,631	(68)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	189	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	455	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	—	2,416	(24)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2027	—	10,709	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	2,658	(1)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	5,758	3,500	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	11,320	(57)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	162	300	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	3,930	(29)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	500	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	1,875	1,727	—
Galls, LLC	First lien senior secured revolving loan	3/2030	—	13,118	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	16	179	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	6,865	6,337	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	6,217	(16)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	43	68	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	43	326	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	1,096	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	16,250	(41)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	20,916	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	—	16,548	(869)
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	1,452	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	2,520	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,100	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4/2028	—	2,561	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	5,294	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	100	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	570	1,014	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	2,102	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	8,135	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	274	4,992	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	302	1,208	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	2,778	(28)
Kaseya Inc.	First lien senior secured revolving loan	6/2029	287	850	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	1,534	(19)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	853	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	8,838	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	476	—
Lignetics Investment Corp.	First lien senior secured revolving loan	11/2026	3,451	1,255	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	9,903	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	8,174	(20)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	9,078	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	414	967	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	3,107	12,429	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	3,007	—
MINDBODY, Inc.	First lien senior secured revolving loan	9/2025	—	6,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	68	(1)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	15,174	(76)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	14,304	(36)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	7,071	2,295	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	159	(1)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	890	1,827	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	2,407	3,324	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	1,652	—
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	6/2025	2,080	4,056	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	—	9,577	(1,054)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	15,148	(38)
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(1)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	—	2,791	(28)
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	79	197	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	13,538	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	1,525	(15)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	6,161	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	14,812	(630)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	3,742	(28)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	91	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	42	33	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	3,155	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	67	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	5,526	(14)
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	12/2026	4,772	659	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	2,435	17,045	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	3,429	(9)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	3,360	640	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	6,546	(16)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	5,786	(58)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	1,067	7,374	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	4,358	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	3,023	(8)
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2025	3,804	5,196	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	3	149	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	3,675	2,001	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	94	(1)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	4,119	(41)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	3	5	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	2,222	(22)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	4,744	14,232	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	417	(2)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	1,305	(3)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	4,879	5,671	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	6,229	7,119	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	70	(2)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	141	(1)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	255	4,000	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	—	154	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	—	13,578	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	870	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	965	3,055	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	245	3,054	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	5,483	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	195	2,929	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	1,755	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,239	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	12/2026	11,765	49	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	—	1,340	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	4,188	(21)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	2,725	8,446	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	925	(32)
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3/2027	8,793	16,853	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	7,145	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
Non-controlled/affiliated - revolving debt commitments
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	1,463	366	—
Ideal Image Development, LLC*	First lien senior secured revolving loan	2/2029	66	—	—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	156,004	3,188	—
Controlled/affiliated-debt - revolving debt commitments
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	11,241	—	—
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	26,763	59,032	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	25,601	27,444	—
Wingspire Capital Holdings LLC	LLC Interest	N/A	431,405	68,595	—
Total Portfolio Company Commitments			$961,620	$1,439,833	$(5,130)
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
(17)The interest rate on this loan is subject to Prime, which as of December 31, 2024 was 7.50%.
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
(32)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR”or “E”, which can include one-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(33)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$201,302	$182,765
Net change in unrealized gain (loss)	194,884	6,645
Net realized gain (loss)	(153,551)	(6,893)
Net Increase (Decrease) in Net Assets Resulting from Operations	242,635	182,517
Distributions
Distributions declared from earnings(1)	(214,638)	(175,380)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(214,638)	(175,380)
Capital Share Transactions
Issuance of common shares	3,070	—
Issuance of common shares in connection with the Mergers(2)	1,755,181	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	1,758,251	—
Total Increase (Decrease) in Net Assets	1,786,248	7,137
Net Assets, at beginning of period	5,952,841	6,021,393
Net Assets, at end of period	$7,739,089	$6,028,530
_______________
(1)For the three months ended March 31, 2025, distributions declared from earnings were derived from net investment income. For the three months ended March 31, 2024, distributions declared from earnings were derived from net investment income.
(2)Refer to Note 12. Merger with Blue Owl Capital Corporation III (“OBDE”) for additional information on the Mergers.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$242,635	$182,517
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(958,467)	(1,029,063)
Proceeds from investments and investment repayments, net	719,664	1,386,788
Net amortization/accretion of premium/discount on investments	(20,318)	(15,849)
Payment-in-kind interest and dividends	(29,428)	(48,592)
Net change in unrealized (gain) loss on investments	(192,434)	(8,601)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	18,364	(4,690)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(3,943)	1,857
Net realized (gain) loss on investments	151,932	5,193
Net realized (gain) loss on foreign currency transactions relating to investments	1,898	4,838
Amortization of debt issuance costs	9,802	9,106
Cash acquired in the Mergers	125,621	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	29,024	(6,790)
(Increase) decrease in receivable from a controlled affiliate	(2,732)	(3,007)
(Increase) decrease in prepaid expenses and other assets	18,689	(24,250)
Increase (decrease) in management fee payable	12,228	(468)
Increase (decrease) in incentive fee payable	1,648	(3,449)
Increase (decrease) in payables to affiliate	2,410	2,417
Increase (decrease) in accrued expenses and other liabilities	(87,645)	(3,782)
Net cash provided by (used in) operating activities	38,948	444,175
Cash Flows from Financing Activities
Borrowings on debt	1,299,775	1,281,561
Payments on debt	(1,167,955)	(1,457,364)
Debt issuance costs	(3,851)	(17,633)
Shares issued under the "at the market" offering	3,070	—
Cash distributions paid to shareholders	(169,931)	(167,586)
Net cash provided by (used in) financing activities	(38,892)	(361,022)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(6,832) and $2,771, respectively)	56	83,153
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $82,387 and $87,067, respectively)	514,156	659,658
Cash and restricted cash, including foreign cash, end of period (restricted cash of $75,555 and $89,838, respectively)	$514,212	$742,811
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Supplemental and Non-Cash Information
Interest paid during the period	$198,153	$121,718
Distributions declared during the period	214,638	175,380
Distributions Payable	189,088	144,201
Issuance of shares in connection with the Mergers(1)	1,755,181	—
Taxes, including excise tax, paid during the period	1,567	5,664
_______________
(1)On January 13, 2025, in connection with the Mergers, the Company acquired net assets of $1.85 billion for the total stock consideration of $1.76 billion, inclusive of $7.0 million of transaction costs. Refer to Note 12. Merger with Blue Owl Capital Corporation III (“OBDE”) for additional information on the Mergers.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization
Blue Owl Capital Corporation (the “Company” or “OBDC”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.
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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (New York Stock Exchange (“NYSE”): OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Blue Owl consists of three investment platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
Since July 6, 2023, the Company’s common stock has traded on the NYSE under the symbol “OBDC.”
On January 13, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Diversified Credit Advisors LLC (“ODCA”), a Delaware limited liability company and investment adviser to OBDE. In connection therewith, Merger Sub merged with and into OBDE, with OBDE continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”) and, immediately thereafter, OBDE merged with and into the Company, with the Company continuing as the surviving company (together with the Initial Merger, the “Mergers”). Refer to Note 12. Merger with Blue Owl Capital Corporation III for further discussion of the Mergers.

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s multi-currency Revolving Credit Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
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

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
PIK Interest Income	36,431	41,411
PIK Interest Income as a % of Investment Income	7.8%	10.4%
PIK Dividend Income	13,493	10,088
PIK Dividend Income as a % of Investment Income	2.9%	2.5%
Total PIK Income	49,924	51,499
Total PIK Income as a % of Investment Income	10.7%	12.9%
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
The Company does not consolidate its equity interest in Blue Owl Credit SLF LLC (“Credit SLF”), Wingspire Capital Holdings LLC (“Wingspire”), LSI Financing LLC, Fifth Season Investment LLC (“Fifth Season”), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). For further description of the Company’s investment in Credit SLF, see Note 4 “Investments”. For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
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
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated annual financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 5, 2025, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.
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
For the three months ended March 31, 2025 and 2024, the Company incurred expenses of approximately $2.8 million and $1.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
Investment Advisory Agreement
The Company has entered into a fourth amended and restated investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”). On May 5, 2025, the Board approved the continuation of the Investment Advisory Agreement.
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
The management fee is currently payable quarterly in arrears. The management fee is payable at an annual rate of (x) 1.50% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Section 18 and 61 of the 1940 Act, in each case, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters.
For the three months ended March 31, 2025 and 2024, management fees were $62.2 million, net of $49 thousand in management fee waivers, and $47.2 million, respectively.
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
The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods provided, however, that the calculation of realized capital gains, realized capital losses and unrealized capital depreciation shall not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act of 1940, as amended, including Section 205 thereof.
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
For the three months ended March 31, 2025 and 2024, the Company incurred $41.0 million and $38.8 million of performance based incentive fees based on net investment income, respectively.
For the three months ended March 31, 2025 and 2024, the Company did not accrue capital gains based incentive fees.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company has made investments in controlled, affiliated companies, including Credit SLF, Wingspire, Amergin AssetCo, Fifth Season and LSI Financing LLC. For further description of Credit SLF, see “Note 4. Investments.”
The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”).
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
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2025, its commitment to Amergin AssetCo was $266.2 million, of which $144.6 million is equity and $121.6 million is debt. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of March 31, 2025, the fair value of the Company’s investment in Fifth Season was $314.0 million. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of March 31, 2025, the Company’s investment at fair value in LSI Financing DAC was $7.7 million and the Company’s total commitment was $7.7 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2025, the Company’s investment at fair value in LSI Financing LLC was $145.2 million and the Company’s total commitment was $142.3 million. The Company does not consolidate its equity interest in LSI Financing LLC.

Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(4)	$13,755,798	$13,703,893	$10,079,065	$9,974,880
Second-lien senior secured debt investments	938,296	891,935	877,564	706,800
Unsecured debt investments	370,910	377,711	303,418	301,956
Preferred equity investments(3)	551,288	550,927	375,749	371,744
Common equity investments(1)	1,460,276	1,797,988	1,240,171	1,543,689
Joint ventures(2)	381,198	369,552	293,423	295,476
Total Investments	$17,457,766	$17,692,006	$13,169,390	$13,194,545
_______________
(1)Includes equity investments in Wingspire, Amergin AssetCo, Fifth Season and LSI Financing LLC.
(2)Includes equity investment in Credit SLF. See below, within Note 4, for more information.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

(3)Includes equity investments in LSI Financing DAC.
(4)Includes debt investments in Amergin AssetCo.
The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
Advertising and media	2.2%	2.8%
Aerospace and defense	2.0	2.4
Asset based lending and fund finance(1)	5.0	5.9
Automotive services	2.4	2.1
Buildings and real estate	3.7	3.9
Business services	5.2	4.7
Chemicals	3.1	3.1
Consumer products	3.7	3.6
Containers and packaging	2.6	1.4
Distribution	2.4	2.5
Education	0.4	0.4
Energy equipment and services	0.4	0.4
Financial services	2.8	3.5
Food and beverage	6.5	7.3
Healthcare equipment and services	4.4	3.7
Healthcare providers and services	7.6	6.3
Healthcare technology	6.5	6.2
Household products	1.3	1.7
Human resource support services	1.8	1.4
Infrastructure and environmental services	1.7	2.0
Insurance(3)	7.5	7.6
Internet software and services	10.9	10.5
Joint ventures(2)	2.1	2.2
Leisure and entertainment	1.7	1.8
Manufacturing	5.2	5.9
Pharmaceuticals(4)	0.9	1.2
Professional services	2.6	2.6
Specialty retail	2.8	2.2
Telecommunications	0.2	0.1
Transportation	0.4	0.6
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investment in Credit SLF. See below, within Note 4, for more information.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
United States:
Midwest	21.7%	19.7%
Northeast	17.9	18.6
South	35.4	34.1
West	18.8	20.0
International	6.2	7.6
Total	100.0%	100.0%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Blue Owl Credit SLF LLC
Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF has no Class B Members as of March 31, 2025. Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Prior to January 13, 2025, OBDE was a Class A Member. On January 13, 2025, pursuant to the Mergers, the Company assumed OBDE’s portion of commitment and contribution to Credit SLF of approximately $6.3 million and $2.4 million respectively.

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
As of March 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$780,468	85.4%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	5,000	0.5%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%

The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$231,574	$17,354
Investments at fair value	$1,542,540	$1,164,473
Total Assets	$1,793,067	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,123,081	$750,610
Total Liabilities	$1,360,268	$847,556
Total Credit SLF Members' Equity	$432,799	$348,811

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Three Months Ended March 31,
($ in thousands)	2025
Consolidated Statement of Operations Data
Income
Investment income	$23,696
Expenses
Net operating expenses	13,659
Net investment income (loss)	$10,037
Total net realized and unrealized gain (loss)	(16,103)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$(6,066)

The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Three Months Ended March 31,
($ in thousands)	2025
Dividend Income	$8,517

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 175% and 178%, respectively.
The below tables present the debt obligations for the following periods:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,660,000	$1,336,864	$2,279,488	$(31,478)	$1,305,386
SPV Asset Facility II	300,000	224,000	43,000	(3,661)	220,339
SPV Asset Facility V	525,000	430,000	95,000	(4,790)	425,210
SPV Asset Facility VI	500,000	335,000	26,072	(4,818)	330,182
SPV Asset Facility VII	300,000	230,000	36,379	(1,975)	228,025
CLO I	390,000	390,000	—	(3,733)	386,267
CLO II	260,000	260,000	—	(2,162)	257,838
CLO III	260,000	260,000	—	(1,846)	258,154
CLO IV	292,500	292,500	—	(3,697)	288,803
CLO V	509,625	509,625	—	(2,249)	507,376
CLO VII	330,500	330,500	—	(2,053)	328,447
CLO X	260,000	260,000	—	(1,615)	258,385
CLO XIV	260,000	260,000	—	(1,699)	258,301
July 2025 Notes	500,000	500,000	—	(583)	499,417
July 2025 Notes II	142,000	142,000	—	(168)	141,832
2026 Notes	500,000	500,000	—	(1,855)	498,145
July 2026 Notes	1,000,000	1,000,000	—	(6,432)	993,568
2027 Notes(3)	500,000	500,000	—	(3,613)	469,996
April 2027 Notes	325,000	325,000	—	(1,697)	323,303
July 2027 Notes	250,000	250,000	—	(1,673)	248,327
2028 Notes	850,000	850,000	—	(8,484)	841,516
June 2028 Notes	100,000	100,000	—	(749)	99,251
2029 Notes(3)	1,000,000	1,000,000	—	(15,539)	992,661
Total Debt	$13,014,625	$10,285,489	$2,479,939	$(106,569)	$10,160,729
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $43.6 million of outstanding letters of credit.

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
(4)The amount available is reduced by $43.2 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$141,355	$109,592
Amortization of debt issuance costs	9,802	9,106
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(2,625)	431
Total Interest Expense	$148,532	$119,129
Average interest rate	5.6%	5.8%
Average daily borrowings	$10,175,195	$7,474,071
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
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 22, 2024 (the “Revolving Credit Facility Second Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through January 13, 2025.
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
As of January 13, 2025, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding terms loans and revolving credit facility commitments in the principal amount of $3.66 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million (increased from $0 to $75.0 million on January 13, 2025) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.59 billion (increased from $2.99 billion on January 13, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. On and after January 13, 2025, maximum capacity under the Revolving Credit Facility may be increased to $5.50 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
SPV Asset Facilities
Certain of the Company’s wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the wholly owned subsidiary through the Company’s ownership of the wholly

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company’s debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility II
On May 22, 2018, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. On March 31, 2025, the parties to the SPV Asset Facility II entered into an amendment, including to replace Cortland Capital Market Services LLC as Document Custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility II amended through March 31, 2025 (the “SPV Asset Facility II Tenth Amendment Date”).
The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Tenth Amendment Date is $300.0 million (which consists of $300.0 million of revolving commitments). The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II through April 22, 2028, unless the revolving commitments are terminated sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 17, 2036 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.10%) plus a spread of 1.95%. From the SPV Asset Facility II Tenth Amendment Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
SPV Asset Facilities Assumed in the Mergers
On January 13, 2025, the Company became party to and assumed all of OBDE’s obligations under OBDE’s SPV asset facilities (the “OBDE SPV Asset Facility Assumption Date”).
SPV Asset Facility V
On July 29, 2021 (the “SPV Asset Facility V Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility V”), with ORCC III Financing, as borrower, OBDE, as equityholder, ODCA, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility V amended through the SPV Asset Facility Assumption Date.
The maximum principal amount of the SPV Asset Facility V is $525.0 million (decreased from $625.0 million on December 8, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The SPV Asset Facility V includes a $100.0 million sub-limit for swingline loans.
The SPV Asset Facility V provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility V through March 16, 2026, unless the commitments are terminated sooner as provided in the SPV Asset Facility V (the “SPV Asset Facility V Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility V will mature on March 15, 2028 (the “SPV Asset Facility V Stated Maturity”). Prior to the SPV Asset Facility V Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility V Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.70%; amounts drawn in Canadian dollars bear interest at Term CORRA plus a spread of 2.70%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.70%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.6693% or at an alternate base rate plus a spread of 2.70%. From the SPV Asset Facility V Closing Date to the SPV Asset Facility V Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility V.
SPV Asset Facility VI
On December 2, 2021 (the “SPV Asset Facility VI Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary entered into a loan financing and servicing agreement (the “SPV Asset Facility VI”), with ORCC III Financing II, as borrower, OBDE, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. On October 10, 2024, the parties to the SPV Asset Facility VI entered into the Amendment No. 2 to the SPV Asset Facility VI, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of SPV Asset Facility VI amended through the OBDE SPV Asset Facility Assumption Date.
The maximum principal amount of the SPV Asset Facility VI is $500.0 million (increased from $350.0 million to $500.0 million on October 10, 2024); the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The SPV Asset Facility VI provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility VI for a period until December 2, 2027 unless such period is extended or accelerated under the terms of the SPV Asset Facility VI (the “SPV Asset Facility VI Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility VI, the SPV Asset Facility VI will mature on the date that is two years after the last day of the SPV Asset Facility VI Revolving Period, on December 2, 2029 (the “SPV Asset Facility VI Termination Date”). Prior to the SPV Asset Facility VI Termination Date, proceeds received by ORCC III Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VI Termination Date, ORCC III Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.
Amounts drawn bear interest at SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) SOFR, such SOFR not to be lower than zero) plus a spread equal to 1.95% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility VI Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “SPV Asset Facility VI Applicable Margin”). SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility VI Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI. During the SPV Asset Facility VI Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 35%, 50% and 70%) of the total commitments under the SPV Asset Facility VI, ORCC III Financing II will also pay a make-whole fee equal to the SPV Asset Facility VI Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent.
SPV Asset Facility VII
On March 20, 2024 (the “SPV Asset Facility VII Closing Date”), OBDC III Financing III LLC (“OBDC III Financing III”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VII”), with OBDC III Financing III, as borrower, ODCA, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC, as collateral custodian. The following describes the terms of SPV Asset Facility VII as amended through the OBDE SPV Asset Facility Assumption Date.
The maximum principal amount of the SPV Asset Facility VII is $300.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of OBDC III Financing III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility VII provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VII for a period of up to three years after the SPV Asset Facility VII Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility VII (the “SPV Asset Facility VII Availability Period”). Unless otherwise terminated, the SPV Asset Facility VII will mature on March 20, 2029 (the “SPV Asset Facility VII Maturity Date”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility VII Closing Date, OBDC III Financing III may owe a prepayment penalty. Prior to the SPV Asset Facility VII Maturity Date, proceeds received by OBDC III Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VII Maturity Date, OBDC III Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to Daily Simple CORRA plus an adjustment of 0.29547%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Rate. The “Applicable Rate” ranges from 1.75% to 2.50% depending on the composition of the collateral. The SPV Asset Facility VII also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread. During the Availability Period, there is a commitment fee subject to minimum utilization, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the Secured Credit Facility.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
CLO VII Refinancing
On February 28, 2025 (the “CLO VII Refinancing Date”), the Company completed a $484.9 million term debt securitization refinancing (the “CLO VII Refinancing”). The secured notes and preferred shares issued in the CLO VII Refinancing and the secured loans borrowed in the CLO VII Refinancing were issued and incurred, as applicable, by the CLO VII Issuer, as issuer (the “CLO VII Refinancing Issuer”).
The CLO VII Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of July 26, 2022 (the “Original CLO VII Closing Date”), by and between the CLO VII Refinancing Issuer and State Street Bank and Trust Company, as amended and supplemented by the first supplemental indenture dated as of the CLO VII Refinancing Date (the “CLO VII Refinancing Indenture”), by and between the CLO VII Refinancing Issuer and State Street Bank and Trust Company: (i) $202.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.40% and (ii) $53.5 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.70% (together, the “CLO VII Refinancing Secured Notes”) and (B) the borrowing by the Issuer of (i) $50.0 million under floating rate Class A-L1-R loans (the “CLO VII Refinancing Class A-L1-R Loans”) and (ii) $25.0 million under floating rate Class A-L2-R loans (the “CLO VII Refinancing Class A-L2-R Loans” and together with the Class A-L1-R Loans and the Secured Notes, the “CLO VII Refinancing Debt”). The CLO VII Refinancing Class A-L1-R Loans and the CLO VII Refinancing Class A-L2-R Loans bear interest at the Benchmark plus 1.40%. The Class A-L1-R Loans were borrowed under a loan agreement (the “CLO VII Refinancing A-L1-R Loan Agreement”), dated as of the CLO VII Refinancing Date, by and among the CLO VII Refinancing Issuer, as borrower, State Street Bank and Trust Company, as collateral trustee and loan agent, and the lenders party thereto and the CLO VII Refinancing Class A-L2-R Loans were borrowed under a loan agreement (the “CLO VII Refinancing A-L2-R Loan Agreement”), dated as of the CLO VII Refinancing Date, by and among the CLO VII Refinancing Issuer, as borrower, State Street Bank and Trust Company, as collateral trustee and loan agent, and the lenders party thereto. The CLO VII Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VII Refinancing Issuer. The CLO VII Refinancing Debt is scheduled to mature on the Payment Date in April 2038. The CLO VII Refinancing Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO VII Refinancing Secured Notes and the borrowing under the CLO VII Refinancing Class A-L1-R Loans and CLO VII Refinancing Class A-L2-R Loans, the CLO VII Refinancing Issuer issued $43.1 million of additional subordinated securities in the form of 43,100 of its preferred shares (the “CLO VII Refinancing Additional Preferred Shares”). The CLO VII Refinancing Additional Preferred Shares were issued by the CLO VII Refinancing Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VII Refinancing Debt. The Company purchased all of the CLO VII Refinancing Additional Preferred Shares issued on the CLO VII Refinancing Date. On the Original CLO VII Closing Date, the CLO VII Refinancing Issuer issued $111.3 million of subordinated interests in the form of 111,320 of its preferred shares which the Company purchased and continue to be held. The total amount of outstanding preferred shares as of the CLO VII Refinancing Date is 154,420.
On the Original CLO VII Closing Date, the CLO VII Refinancing Issuer entered into a loan sale agreement with the Company, which provided for the sale and contribution of approximately $255.5 million par amount of middle market loans from the Company to the CLO VII Refinancing Issuer on the Original CLO VII Closing Date and for future sales from the Company to the CLO VII Refinancing Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Debt. As part of the CLO VII Refinancing, the CLO VII Refinancing Issuer and the Company entered into an amended and restated loan sale agreement dated as of the CLO VII Refinancing Date (the “CLO VII Refinancing OBDC Loan Sale Agreement”), which provides for the sale and contribution of approximately $111.2 million par amount of middle market loans from the Company to the CLO VII Refinancing Issuer on the CLO VII Refinancing Date and for future sales from the Company to the CLO VII Refinancing Issuer on an ongoing

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
basis. Such loans constituted part of the portfolio of assets securing the CLO VII Refinancing Debt. The Company made customary representations, warranties, and covenants to the CLO VII Refinancing Issuer under the applicable loan sale agreement.
Through April 20, 2030, a portion of the proceeds received by the CLO VII Refinancing Issuer from the loans securing the CLO VII Refinancing Debt may be used by the Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VII Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO VII Refinancing Debt is the secured obligation of the CLO VII Refinancing Issuer, and the CLO VII Refinancing Indenture, the CLO VII Refinancing A-L1-R Loan Agreement and the CLO VII Refinancing A-L2-R Loan Agreement each include customary covenants and events of default.
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
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), OBDE completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”). The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by OBDE’s consolidated subsidiary Owl Rock CLO XIV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XIV Issuer”). On January 13, 2025, as a result of the consummation of the Mergers, the Company became party to the relevant agreements with respect to and assumed all of OBDE’s obligations under the CLO XIV Transaction.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. The Company received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the three months ended March 31, 2024 the Company made a payment of $6.6 million in conjunction with unwinding the swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
2025 Notes
On October 8, 2019, the Company issued $425.0 million aggregate principal amount of notes that were due on March 30, 2025 (the “2025 Notes”). The 2025 Notes bore interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. On March 31, 2025, the Company repaid in full all $425.0 million in aggregate principal amount of the 2025 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 31, 2025.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended March 31, 2025 and 2024, the Company made net periodic payments of $10.6 million and $11.6 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the interest rate swap had a fair value of $(25.5) million and $(31.8) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
On February 9, 2024, in connection with the initial issuance of the 2029 Notes on January 22, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended March 31, 2025, the Company made net periodic payments of $2.5 million on the interest rate swaps related to the 2029 Notes. For the three months ended March 31, 2024 the Company did not

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
make any net periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the interest rate swap had a fair value of $3.7 million and $(5.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922%. The interest rate swap matures on February 15, 2029. As of March 31, 2025 and December 31, 2024, the interest rate swap had a fair value of $4.6 million and $(1.3) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Notes Assumed in the Mergers
On January 13, 2025, in connection with the Mergers, the Company entered into a Second Supplemental Indenture (the “April 2027 Notes Second Supplemental Indenture”) relating to the Company’s assumption of the April 2027 Notes (as defined below). Also on January 13, 2025, in connection with the Mergers, the Company entered into an assumption agreement (the “OBDE Note Assumption Agreement”) relating to the Company’s assumption of the July 2025 Notes II; the July 2027 Notes and the June 2028 Notes (each as defined below).
April 2027 Notes
On October 13, 2021, OBDE issued $325.0 million aggregate principal amount of notes that mature on April 13, 2027 (the notes initially issued on October 13, 2021, together with the registered notes issued in the exchange offer described below, the “April 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the April 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The April 2027 Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “April 2027 Notes Base Indenture”), between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “April 2027 Notes Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “April 2027 Notes First Supplemental Indenture” and together with the April 2027 Notes Base Indenture and April 2027 Notes Second Supplemental Indenture, the “April 2027 Notes Indenture”), between the Company and the April 2027 Notes Trustee. The April 2027 Notes will mature on April 13, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The OBDE 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the April 2027 Notes, the Company entered into a Registration Rights Agreement (the “April 2027 Notes Registration Rights Agreement”) for the benefit of the purchasers of the April 2027 Notes. Pursuant to the terms of the April 2027 Notes Registration Rights Agreement, OBDE filed a registration statement with the SEC and, on August 25, 2022, commenced an offer to exchange the notes initially issued on October 13, 2021 for newly registered notes with substantially similar terms, which expired on September 28, 2022 and was completed promptly thereafter.
On January 13, 2025, in connection with the Mergers, the Company entered into the April 2027 Notes Second Supplemental Indenture by and between the April 2027 Notes Trustee and the Company, effective as of the closing of the Mergers. Pursuant to the April 2027 Notes Second Supplemental Indenture, the Company expressly assumed the obligations of OBDE for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2027 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions to be performed by OBDE.
July 2025 Notes II and July 2027 Notes
On July 21, 2022, OBDE entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of (i) $142.0 million in aggregate principal amount of Series 2022A Notes, Tranche A, due July 21, 2025, with a fixed interest rate of 7.50% per year (the “July 2025 Notes II”) and (ii) $190.0 million in aggregate principal amount of Series 2022A Notes, Tranche B, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “ July 2027 Notes I” and, together with the July 2025 Notes II, the “Series 2022A Notes”), in each case, to qualified institutional investors in a private placement. The Series 2022A Notes

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
are guaranteed by certain domestic subsidiaries of the Company. On January 13, 2025, the Company entered into the “Note Assumption Agreement for the benefit of the Noteholders (as defined in the Note Purchase Agreement). The Note Assumption Agreement relates to the Company’s assumption of (i) the July 2025 Notes II; (ii) the July 2027 Notes (as defined below) and (iii) the June 2028 Notes and other obligations of OBDE under the Note Purchase Agreement, as supplemented by the First Supplement (as defined below) and the Second Supplement (as defined below). Pursuant to the OBDE Note Assumption Agreement, the Company unconditionally and expressly assumed, confirmed and agreed to perform and observe each and every one of the covenants, rights, promises, agreements, terms, conditions, obligations, duties and liabilities of OBDE under the Note Purchase Agreement, under the July 2025 Notes II, the July 2027 Notes and the June 2028 Notes and under any documents, instruments or agreements executed and delivered or furnished by OBDE in connection therewith, and to be bound by all waivers made by OBDE with respect to any matter set forth therein.
Interest on the Series 2022A Notes will be due semiannually on January 21 and July 21 each year, beginning on January 21, 2023. The Series 2022A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series 2022A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2022A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800.0 million, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2022A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
On December 22, 2022, OBDE entered into a First Supplement to the Note Purchase Agreement (the “First Supplement”) governing the issuance of $60.0 million in aggregate principal amount of Series 2022B Notes, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes II, and together with the July 2027 Notes I, the “July 2027 Notes”). Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that apply to the July 2025 Notes and the July 2027 Notes I apply to the July 2027 Notes II, including, without limitation, the material terms described above.
June 2028 Notes
On June 29, 2023, OBDE entered into a Second Supplement to the Note Purchase Agreement (the “Second Supplement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due June 29, 2028, with a fixed interest rate of 8.10% per year (the “June 2028 Notes”). Except as otherwise expressly set forth in the Second Supplement, the terms of the Note Purchase Agreement that apply to the June 2025 Notes II and the July 2027 Notes apply to the June 2028 Notes, including, without limitation, the material terms described above.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$514,212	$—	$—	$514,212
Investments:
First-lien senior secured debt investments(1)	$—	$47,655	$13,656,238	$13,703,893
Second-lien senior secured debt investments	—	44,957	846,978	891,935
Unsecured debt investments	—	—	377,711	377,711
Preferred equity investments(4)	—	—	550,927	550,927
Common equity investments(2)	252	5,573	1,563,759	1,569,584
Subtotal	$252	$98,185	$16,995,613	$17,094,050
Investments measured at Net Asset Value (“NAV”)(3)	—	—	—	597,956
Total Investments at fair value	$252	$98,185	$16,995,613	$17,692,006
Derivatives:
Interest rate swaps	$—	$(17,252)	$—	$(17,252)
_______________
(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in Wingspire, Amergin AssetCo and Fifth Season.
(3)Includes equity investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
(4)Includes equity investment in LSI Financing DAC.

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$514,156	$—	$—	$514,156
Investments:
First-lien senior secured debt investments(1)	$—	$87,260	$9,887,620	$9,974,880
Second-lien senior secured debt investments	—	46,740	660,060	706,800
Unsecured debt investments	—	—	301,956	301,956
Preferred equity investments(4)	—	—	371,744	371,744
Common equity investments(2)	912	—	1,345,881	1,346,793
Subtotal	$912	$134,000	$12,567,261	$12,702,173
Investments measured at Net Asset Value (“NAV”)(3)	—	—	—	492,372
Total Investments at fair value	$912	$134,000	$12,567,261	$13,194,545
Derivatives:
Interest rate swaps	$—	$(38,241)	$—	$(38,241)
_______________
(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in Wingspire, Amergin AssetCo and Fifth Season.
(3)Includes equity investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
(4)Includes equity investment in LSI Financing DAC.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,887,621	$660,058	$301,956	$371,744	$1,345,883	$12,567,262
Purchases of investments, net	739,577	—	—	44,022	50,369	833,968
Payment-in-kind	24,702	6,531	12,551	9,225	257	53,266
Proceeds from investments, net	(504,586)	(6,468)	(9,485)	(10,376)	(3,054)	(533,969)
Net change in unrealized gain (loss)	63,396	101,400	8,263	3,645	16,491	193,195
Net realized gains (losses)	(10,955)	(102,791)	(1,853)	103	1,118	(114,378)
Net amortization/accretion of discount/premium on investments	16,070	967	115	641	—	17,793
Transfers into (out of) Level 3(1)	(25,266)	9,746	—	—	(3,091)	(18,611)
Transfers in from the Mergers	3,465,679	177,535	66,164	131,923	155,786	3,997,087
Fair value, end of period	$13,656,238	$846,978	$377,711	$550,927	$1,563,759	$16,995,613
    _______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,660,754	$1,675,269	$280,958	$433,297	$1,207,683	$12,257,961
Purchases of investments, net	795,058	—	—	7,317	96,752	899,127
Payment-in-kind	24,741	1,659	10,597	11,404	191	48,592
Proceeds from investments, net	(499,417)	(785,870)	(18,979)	(373)	(420)	(1,305,059)
Net change in unrealized gain (loss)	5,357	(15,074)	(1,333)	276	14,152	3,378
Net realized gains (losses)	(6,135)	(2,146)	(1,750)	—	—	(10,031)
Net amortization of discount on investments	7,570	7,290	235	250	—	15,345
Transfers into (out of) Level 3(1)	—	—	—	—	(40,794)	(40,794)
Fair value, end of period	$8,987,928	$881,128	$269,728	$452,171	$1,277,564	$11,868,519
_______________
(1)Transfers into (out of) Level 3 were a result of an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2025 on Investments Held at March 31, 2025	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2024 on Investments Held at March 31, 2024
First-lien senior secured debt investments	$51,664	$6,818
Second-lien senior secured debt investments	(2,987)	(9,885)
Unsecured debt investments	8,263	(1,333)
Preferred equity investments	3,645	276
Common equity investments	16,491	14,152
Total Investments	$77,076	$10,028

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

As of March 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$13,162,764	Yield Analysis	Market Yield	(6.8% - 44.9%) 10.7%	Decrease
	461,745	Recent Transaction	Transaction Price	(95.0% - 99.5%) 98.9%	Increase
	31,729	Collateral Analysis	Recovery Rate	(2.5% - 62.5%) 51.5%	Increase
Second-lien senior secured debt investments	$846,978	Yield Analysis	Market Yield	(11.0% - 20.7%) 16.2%	Decrease
Unsecured debt investments	$370,038	Yield Analysis	Market Yield	(8.6% - 17.7%) 13.2%	Decrease
	7,673	Market Approach	EBITDA Multiple	(12.0x - 12.0x) 12.0x	Increase
Preferred equity investments	$493,188	Yield Analysis	Market Yield	(12.0% - 36.7%) 17.9%	Decrease
	42,195	Recent Transaction	Transaction Price	(97.0% - 97.0%) 97.0%	Increase
	15,384	Market Approach	EBITDA Multiple	(7.8x - 7.8x) 7.8x	Increase
	160	Market Approach	Revenue Multiple	(10.5x - 10.5x) 10.5x	Increase
Common equity investments	$1,094,799	Market Approach	EBITDA Multiple	(1.2x - 20.0x) 5.9x	Increase
	313,963	Market Approach	AUM Multiple	(1.1x - 1.1x) 1.1x	Increase
	81,636	Market Approach	N/A	N/A	N/A
	47,326	Market Approach	Revenue Multiple	(5.3x - 13.5x) 10.4x	Increase
	13,208	Yield Analysis	Market Yield	(8.5% - 8.5%) 8.5%	Decrease
	10,538	Market Approach	Transaction Price	($96.84 - $96.84) $96.84	Increase
	1,816	Discounted Cash Flow Analysis	Discounted Factor	(20.0% - 20.0%) 20.0%	Decrease
	257	Option Pricing Model	Volatility	(60.0% - 70.0%) 69.9%	Increase
	216	Market Approach	Gross Profit Multiple	(10.0x - 10.0x) 10.0x	Increase

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,347,861	Yield Analysis	Market Yield	(6.8% - 35.2%) 11.3%	Decrease
	475,100	Recent Transaction	Transaction Price	(98.3% - 100.0%) 99.0%	Increase
	64,659	Collateral Analysis	Recovery Rate	(13.5% - 62.5%) 49.5%	Increase
Second-lien senior secured debt investments	$655,188	Yield Analysis	Market Yield	(11.4% - 19.8%) 16.1%	Decrease
	4,872	Collateral Analysis	Recovery Rate	(0.0% - 4.0%) 4.0%	Increase
Unsecured debt investments	$295,601	Yield Analysis	Market Yield	(8.6% - 18.1%) 13.1%	Decrease
	6,355	Market Approach	EBITDA Multiple	(11.8x - 11.8x) 11.8x	Increase
Preferred equity investments	$362,841	Yield Analysis	Market Yield	(12.3% - 37.1%) 17.9%	Decrease
	8,751	Market Approach	EBITDA Multiple	(7.1x - 7.1x) 7.1x	Increase
	152	Market Approach	Revenue Multiple	(8.5x - 8.5x) 8.5x	Increase
Common equity investments	$1,000,315	Market Approach	EBITDA Multiple	(1.2x - 20.0x) 5.4x	Increase
	223,274	Market Approach	AUM Multiple	(1.1x - 1.1x) 1.1x	Increase
	62,056	Market Approach	N/A	N/A	N/A
	38,412	Market Approach	Revenue Multiple	(5.3x - 14.5x) 11.4x	Increase
	10,498	Yield Analysis	Market Yield	(8.5% - 8.5%) 8.5%	Decrease
	10,011	Market Approach	Transaction Price	($96.84 - $96.84) $96.84	Increase
	778	Discounted Cash Flow Analysis	Discounted Factor	(20.0% - 20.0%) 20.0%	Decrease
	357	Option Pricing Model	Volatility	(60.0% - 70.0%) 69.8%	Increase
	180	Market Approach	Gross Profit Multiple	(10.0x - 10.0x) 10.0x	Increase

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2025			December 31, 2024
($ in thousands)	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$1,305,386	(31,478)	$1,305,386	$269,919	(22,426)	$269,919
SPV Asset Facility II	220,339	(3,661)	220,339	296,227	(3,773)	296,227
SPV Asset Facility V	425,210	(4,790)	425,210	—	—	—
SPV Asset Facility VI	330,182	(4,818)	330,182	—	—	—
SPV Asset Facility VII	228,025	(1,975)	228,025	—	—	—
CLO I	386,267	(3,733)	386,267	386,183	(3,817)	386,183
CLO II	257,838	(2,162)	257,838	257,770	(2,230)	257,770
CLO III	258,154	(1,846)	258,154	258,138	(1,862)	258,138
CLO IV	288,803	(3,697)	288,803	288,694	(3,806)	288,694
CLO V	507,376	(2,249)	507,376	507,315	(2,310)	507,315
CLO VII	328,447	(2,053)	328,447	237,538	(1,612)	237,538
CLO X	258,385	(1,615)	258,385	258,322	(1,678)	258,322
CLO XIV	258,301	(1,699)	258,301	—	—	—
2025 Notes	—	—	—	424,579	(421)	423,938
July 2025 Notes	499,417	(583)	498,750	498,952	(1,048)	496,250
July 2025 Notes II	141,832	(168)	142,000	—	—	—
2026 Notes	498,145	(1,855)	497,500	497,572	(2,428)	495,000
July 2026 Notes	993,568	(6,432)	977,500	992,360	(7,640)	970,000
2027 Notes	469,996	(3,613)	476,250	465,449	(4,101)	476,250
April 2027 Notes	323,303	(1,697)	309,563	—	—	—
July 2027 Notes	248,327	(1,673)	250,000	—	—	—
2028 Notes	841,516	(8,484)	779,875	840,888	(9,112)	782,000
June 2028 Notes	99,251	(749)	100,000	—	—	—
2029 Notes	992,661	(15,539)	1,002,500	977,796	(16,099)	1,017,500
Total Debt	$10,160,729	$(106,569)	$10,086,651	$7,457,702	$(84,363)	$7,421,044

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	5,033,938	4,660,938
Level 3	5,052,713	2,760,106
Total Debt	$10,086,651	$7,421,044
Financial Instruments Not Carried at Fair Value
As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$897,437	$673,576
Total unfunded delayed draw loan commitments	837,382	607,998
Total unfunded revolving and delayed draw loan commitments	1,734,819	1,281,574

Total unfunded equity commitments	133,244	158,259

Total unfunded commitments	$1,868,063	$1,439,833
As of March 31, 2025, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program (the “2024 Stock Repurchase Program”) under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. For the period ended March 31, 2025, there were no repurchases under the 2024 Stock Repurchase Program
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the Mergers, the Company issued an aggregate of approximately 120,630,330 million shares of the Company’s common stock.
“At the Market” Offerings
The Company is party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of its common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common stock with an aggregate offering amount of $746.9 million remained available for issuance as of March 31, 2025.
The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the period ended March 31, 2024. The Company issued and sold the following shares of common stock during the period ended March 31, 2025:

($ in thousands, except share and per share data)	Number of Shares Issued	Gross Proceeds	Underwriting Fees/ Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
"At the market" offerings	200,603	$3,089	$19	$3,070	$15.40
	200,603	3,089	19	3,070	15.40
_______________
(1)Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2025	March 31, 2025	April 15, 2025	$0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	$0.05

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Shares
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company’s outstanding common stock. Under the 2022 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. While the 2022 Stock Repurchase Program was in effect, the agent had repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. There were no repurchases under the 2022 Stock Repurchase Program during the period ended March 31, 2024.
2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended March 31, 2025.

Note 9. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2025	2024
Increase (decrease) in net assets resulting from operations	$242,635	$182,517
Weighted average shares of common stock outstanding—basic and diluted	494,825,717	389,732,868
Earnings per common share-basic and diluted	$0.49	$0.47

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
For the three months ended March 31, 2025 and 2024 the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $3.7 million, and $5.2 million, including U.S. federal excise tax expense/(benefit) of $2.0 million and $1.8 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2025 and 2024, the Company recorded tax expense of approximately $1.7 million and $3.5 million for taxable subsidiaries, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $34.3 million and $31.4 million as of March 31, 2025 and December 31, 2024, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2025	2024
Per share data:
Net asset value, beginning of period	$15.26	$15.45
Net investment income(1)	0.41	0.47
Net realized and unrealized gain (loss)(1)	0.08	—
Total from operations	0.49	0.47
Repurchase of common shares(2)	—	—
Issuance of common shares	—	—
Issuance of common shares in connection with the Mergers	(0.19)	—
Distributions declared from earnings(2)	(0.42)	(0.45)
Total increase (decrease) in net assets	(0.12)	0.02
Net asset value, end of period	$15.14	$15.47
Shares outstanding, end of period	511,048,237	389,732,868
Per share market value at end of period	$14.66	$15.38
Total Return, based on market value(3)	(0.3)%	7.3%
Total Return, based on net asset value(4)	2.0%	3.1%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	15.4%	14.4%
Ratio of net investment income to average net assets(6)	11.8%	12.1%
Net assets, end of period	$7,739,089	$6,028,530
Weighted-average shares outstanding	494,825,717	389,732,868
Portfolio turnover rate	6.0%	8.0%
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
(7)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended March 31, 2025 was 15.4%.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12. Merger with Blue Owl Capital Corporation III
On January 13, 2025, the Company completed its previously announced acquisition of OBDE. In accordance with the Merger Agreement, at the effective time of the Mergers, each outstanding share of OBDE common stock was converted into the right to receive 0.9779 shares of common stock, par value $0.01 per share of the Company (with OBDE stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Mergers, the Company issued an aggregate of approximately 120,630,330 shares of its common stock to former OBDE stockholders prior to any adjustment for OBDE stockholders receiving cash in lieu of fractional shares.
The Mergers were accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to OBDE’s shareholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of OBDE investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Mergers, we marked the investments to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Company’s Consolidated Statement of Operations. The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in the Mergers.
The Mergers were considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the OBDE investments for tax purposes.
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Mergers immediately prior to the Mergers:

($ in thousands)
Common stock issued by the Company(1)	$1,755,181
Transaction costs, net(2)	7,020
Total purchase price	$1,762,201
Assets acquired:
Investments, at fair value (amortized cost of $4,234,860)	$4,236,514
Cash and cash equivalents	125,621
Other assets(4)	65,735
Total assets acquired	$4,427,870
Liabilities assumed:
Debt (net of unamortized debt issuance costs of $28,157)	$2,535,285
Other liabilities(3)	47,493
Total liabilities assumed	$2,582,778
Net assets acquired	$1,845,092
Total purchase premium/(discount)	$(82,891)
______________
(1)Based on the most recent market price at closing of $14.55 and the approximate 120,630,330 common shares issued by the Company in conjunction with the Mergers.
(2)Pursuant to the Merger Agreement, the Adviser agreed to reimburse each of the Company and OBDE 50% of all fees and expenses incurred and payable in connection with or related to the Mergers or the Merger Agreement up to an aggregate amount equal to $4.25 million. Net of merger transaction costs borne by the Adviser, the Company capitalized $7.0 million of merger transaction costs as part of the total consideration paid to acquire the assets and liabilities of OBDE.
(3)Includes $2.9 million of management fees and $1.3 million of incentive fees accrued by OBDE through the closing date of the Mergers pursuant to an investment advisory agreement between OBDE and its investment adviser, which was terminated upon the closing of the Mergers. The payable for these fees was assumed by the Company. Other liabilities assumed also include $1.9 million of payables to affiliates and $41.1 million of other accrued expenses and other liabilities.
(4)Includes $44.7 million of interest receivable and $21.0 million of prepaid expenses and other assets.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 13. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Dividend
On May 6, 2025, the Board declared a second quarter dividend of $0.37 per share for stockholders of record as of June 30, 2025, payable on or before July 15, 2025 and a first quarter supplemental dividend of $0.01 per share for stockholders of record as of May 30, 2025, payable on or before June 13, 2025.
CLO X Reset
On April 4, 2025, the Company completed a $383.3 million term debt securitization refinancing. As part of the refinancing, the CLO X Issuer (A) issued the following classes of notes: (i) $93.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.39% and (ii) $135.0 million of AAA(sf) Class A-L Loans, which bear interest at the Benchmark plus 1.39% and (iii) $44.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.70%. Concurrently with the issuance and the borrowing, CLO X issued $111.3 million of additional subordinated securities in the form of 137,700 of its preferred shares. The debt is scheduled to mature in April 2037.
SPV Asset Facility VI Amendment
On April 9, 2025, SPV Asset Facility VI and the Company entered into Amendment No. 3 to SPV Asset Facility VI, in order to, among other things, amend the Applicable Margin from 1.95% to 1.70% per annum and amended the make-whole fee accruing during the SPV Asset Facility VI Revolving Period.
July 2025 Notes II Amendment and Optional Redemption
On April 16, 2025, the Company entered into the First Amendment to the July 2025 Note II Purchase Agreement, which provided for optional prepayments of a series or tranche of notes without allocating any such optional prepayment to the other outstanding notes, subject to certain conditions. On April 28, we completed the optional prepayment of the principal of the July 2025 Notes II, plus accrued and unpaid interest on such notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for fiscal year December 31, 2024 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of March 31, 2025, the Adviser and its affiliates had $139.24 billion of assets under management across Blue Owl’s Credit platform.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with our affiliates subject to various approvals of the Board and other conditions. On May 6, 2025, we, the Adviser and certain of our affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invests with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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

Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2025, our Adviser and its affiliates have originated $154.20 billion aggregate principal amount of investments, of which $150.22 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including “covenant light” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlement, royalty interests and equipment finance.
In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. The loans in which we expect to invest may have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance or may take the form of “covenant-lite” loans which generally refer to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
We target portfolio companies where we can structure larger transactions. As of March 31, 2025, our average debt investment size in each of our portfolio companies was approximately $70.0 million based on fair value. The investment size will vary with the size of our capital base. As of March 31, 2025, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 93.7% of our total debt portfolio based on fair value, had weighted average annual revenue of $938 million, weighted average annual EBITDA of $215 million, an average interest coverage of 1.7x and an average net loan-to value of 44%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2025, 96.5% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Portfolio and Investment Activity
As of March 31, 2025, based on fair value, our portfolio consisted of 77.5% first lien senior secured debt investments (of which 52% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.0% second lien senior secured debt investments, 2.1% unsecured debt investments, 3.1% preferred equity investments, 10.2% common equity investments and 2.1% joint ventures.
As of March 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 10.2% and 10.3%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.7% and 10.8%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of March 31, 2025, the weighted average spread of total debt investments was 6.1%.
As of March 31, 2025, we had investments in 236 portfolio companies with an aggregate fair value of $17.69 billion. Our current target leverage ratio is 0.90x-1.25x. As of March 31, 2025 we had net leverage of 1.26x debt-to-equity.
The current lending environment is challenging as the potential impact from recent trade and economic policies has resulted in increased uncertainty, merger and acquisition activity remains below historical levels and refinance activity has slowed. However, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of incumbent transactions.
Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, the credit quality of our portfolio has been consistent. We continue to focus on investing in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible products such as healthcare, business services, financial services or software. These companies have a reduced reliance on manufactured goods or commodities which minimizes direct tariff impacts.
Generally, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio and our current portfolio is highly diversified with an average investment size of less than 0.5% and our top ten investments representing less than 25% of the total portfolio.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $215 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.0 billion (up from approximately $600 million in 2021).
We believe that the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.
While we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2025(4)	2024
New investment commitments
Gross originations	$1,162,632	$1,240,198
Less: Sell downs	(3,758)	(37,500)
Total new investment commitments	$1,158,874	$1,202,698
Principal amount of new investments funded:
First-lien senior secured debt investments	$688,167	$844,033
Second-lien senior secured debt investments	—	—
Unsecured debt investments	55,808	—
Preferred equity investments	45,329	732
Common equity investments	38,137	69,042
Joint ventures	85,418	6,563
Total principal amount of new investments funded	$912,859	$920,370

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$179,113

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(768,128)	$(412,299)
Second-lien senior secured debt investments	(185,478)	(800,422)
Unsecured debt investments	(62,343)	(28,278)
Preferred equity investments	(10,376)	(373)
Common equity investments	(52,121)	—
Joint ventures	—	—
Total principal amount of investments sold or repaid	$(1,078,446)	$(1,241,372)
Number of new investment commitments in new portfolio companies(2)	12	18
Average new investment commitment amount	43,509	51,899
Weighted average term for new debt investment commitments (in years)	6.0	5.8
Percentage of new debt investment commitments at floating rates	100.0%	99.9%
Percentage of new debt investment commitments at fixed rates	—%	0.1%
Weighted average interest rate of new debt investment commitments(3)	9.5%	11.1%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.2%	5.7%
______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)For the three months ended March 31, 2025, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% as of March 31, 2025. For the three months ended March 31, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.30% as of March 31, 2024.
(4)On January 13, 2025, in connection with the Mergers, we acquired investments of $4.15 billion from OBDE and assumed unfunded loan commitments totaling $463.4 million which are excluded from the table above. The investments acquired consisted of 189 portfolio companies, 9 of which were not previously held by us. Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 12. Merger with Blue Owl Capital Corporation III for further discussion of the Mergers.

The table below presents our investments as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(3)	$13,755,798	$13,703,893	$10,079,065	$9,974,880
Second-lien senior secured debt investments	938,296	891,935	877,564	706,800
Unsecured debt investments	370,910	377,711	303,418	301,956
Preferred equity investments(4)	551,288	550,927	375,749	371,744
Common equity investments(5)	1,460,276	1,797,988	1,240,171	1,543,689
Joint ventures(2)	381,198	369,552	293,423	295,476
Total Investments	$17,457,766	$17,692,006	$13,169,390	$13,194,545
______________
(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in Credit SLF.
(3)52% and 51% of which we consider unitranche loans as of March 31, 2025 and December 31, 2024, respectively.
(4)Includes equity investments in LSI Financing DAC.
(5)Includes equity investments in Wingspire, Amergin AssetCo, Fifth Season and LSI Financing LLC.
The table below presents investments by industry composition based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
Advertising and media	2.2%	2.8%
Aerospace and defense	2.0	2.4
Asset based lending and fund finance(1)	5.0	5.9
Automotive services	2.4	2.1
Buildings and real estate	3.7	3.9
Business services	5.2	4.7
Chemicals	3.1	3.1
Consumer products	3.7	3.6
Containers and packaging	2.6	1.4
Distribution	2.4	2.5
Education	0.4	0.4
Energy equipment and services	0.4	0.4
Financial services	2.8	3.5
Food and beverage	6.5	7.3
Healthcare equipment and services	4.4	3.7
Healthcare providers and services	7.6	6.3
Healthcare technology	6.5	6.2
Household products	1.3	1.7
Human resource support services	1.8	1.4
Infrastructure and environmental services	1.7	2.0
Insurance(3)	7.5	7.6
Internet software and services	10.9	10.5
Joint ventures(2)	2.1	2.2
Leisure and entertainment	1.7	1.8
Manufacturing	5.2	5.9
Pharmaceuticals(4)	0.9	1.2
Professional services	2.6	2.6
Specialty retail	2.8	2.2
Telecommunications	0.2	0.1
Transportation	0.4	0.6
Total	100.0%	100.0%
______________

(1)Includes equity investments in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investments in Credit SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
The table below presents investments by geographic composition based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
United States:
Midwest	21.7%	19.7%
Northeast	17.9	18.6
South	35.4	34.1
West	18.8	20.0
International	6.2	7.6
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	10.2%	10.4%
Weighted average total yield of debt and income producing securities(1)	10.7%	11.1%
Weighted average interest rate of debt securities	10.2%	10.5%
Weighted average spread over base rate of all floating rate debt investments	5.9%	6.0%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of March 31, 2025, only four of our portfolio companies are on non-accrual. Our annual gain/loss ratio is approximately (0.28)%.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,095,883	6.1%	$762,081	5.8%
2	15,067,944	85.2	11,142,304	84.5
3	1,355,945	7.7	1,110,470	8.4
4	157,102	0.9	162,207	1.2
5	15,132	0.1	17,483	0.1
Total	$17,692,006	100.0%	$13,194,545	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$14,821,512	98.4%	$11,014,410	97.8%
Non-accrual	243,490	1.6	245,679	2.2
Total	$15,065,002	100.0%	$11,260,089	100.0%
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
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2025 our commitment to Amergin AssetCo was $266.2 million, of which $144.6 million was equity and $121.6 million was debt. As of March 31, 2025, the fair market value of our investment in Amergin Asset Management, LLC was $1.8 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of March 31, 2025 our investment in Fifth Season was $314.0 million at fair value. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of

March 31, 2025, the fair value of our investment in LSI Financing DAC was $7.7 million and our total commitment was $7.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the our pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2025, our investment at fair value in LSI Financing LLC was $145.2 million and our total commitment was $142.3 million. We do not consolidate its equity interest in LSI Financing LLC.

Joint Venture
Blue Owl Credit SLF LLC
On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
    Refer to Exhibit 99.1 for Credit SLF's Supplemental Financial Information.
Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Total Investment Income	$464.6	$399.6
Less: Operating expenses	259.6	211.6
Net Investment Income (Loss) Before Taxes	$205.0	$188.0
Less: Income tax expense (benefit), including excise tax expense (benefit)	3.7	5.2
Net Investment Income (Loss) After Taxes	$201.3	$182.8
Net change in unrealized gain (loss)	194.9	6.6
Net realized gain (loss)	(153.6)	(6.9)
Net Increase (Decrease) in Net Assets Resulting from Operations	$242.6	$182.5
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended March 31, 2025, our net asset value per share decreased, primarily driven by decreases in the fair value of certain investments.
On January 13, 2025, we completed the transactions contemplated by the Merger Agreement and OBDE was merged with and into us. The Mergers were accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to OBDE’s shareholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of OBDE investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Mergers, we marked the investments to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on our Consolidated Statement of Operations. The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

As a supplement to our financial results reported in accordance with GAAP, we have provided, as detailed below, certain non-GAAP financial measures to our operating results that exclude the aforementioned purchase discount and the ongoing amortization thereof, as determined in accordance with GAAP. The non-GAAP financial measures include (i) adjusted net investment income after taxes; (ii) adjusted net realized and unrealized gains (losses); and (iii) adjusted net increase in net assets from operations. We believe that the adjustment to exclude the full effect of the purchase discount is meaningful because it is a measure that we and investors use to assess our financial condition and results of operations. Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The aforementioned non-GAAP financial measures may not be comparable to similar non-GAAP financial measures used by other companies.

For the Three Months Ended
($ in millions)	March 31, 2025
Net investment income after taxes	$201.3
Less: Purchase discount amortization	(7.8)
Adjusted, non-GAAP, net investment income after taxes	$193.5

Net realized and unrealized gains (losses)	$41.3
Net change in unrealized (appreciation) depreciation due to the purchase discount	(75.1)
Realized (gain) loss due to the purchase discount(1)	(0.0)
Adjusted, non-GAAP, net realized and unrealized gains (losses)	$(33.8)

Net increase in net assets from operations	$242.6
Less: Purchase discount amortization	(7.8)
Net change in unrealized (appreciation) depreciation due to the purchase discount	(75.1)
Realized (gain) loss due to the purchase discount(1)	(0.0)
Adjusted, non-GAAP, net increase in net assets from operations	$159.7
________
(1)Rounds to less than $0.1 million for the period ended March 31, 2025.

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Interest income from investments	$366.0	$302.6
Payment-in-kind interest income from investments	36.4	41.4
Dividend income from investments	56.5	50.1
Other income	5.7	5.5
Total investment income	$464.6	$399.6
For the three months ended March 31, 2025 and 2024
Investment income increased to $464.6 million for the three months ended March 31, 2025 from $399.6 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in the par value of our debt investments from our acquisition of OBDE, partially offset by a decrease in the yield of our debt investment portfolio from 11.5% to 10.2% period over period. Fees received from unscheduled paydowns decreased to $8.2 million for the three months ended March 31, 2025 from $10.6 million for the same period in prior year. For the three months ended March 31, 2025 and 2024, as a percentage of total income, payment-in-kind income decreased to 10.7% from 12.9%, respectively as a result of several investments converting to cash pay and lower levels of PIK in investments acquired from OBDE. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Dividend income increased to $56.5 million from $50.1 million in the prior period, primarily due to an increase in dividends earned from equity investments acquired from OBDE. Other income increased period over period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Interest expense	$148.5	$119.1
Management fee, net(1)	62.2	47.3
Performance based incentive fees	41.0	38.8
Professional fees	3.6	3.6
Directors' fees	0.3	0.3
Other general and administrative	4.0	2.5
Total operating expenses	$259.6	$211.6
________
(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended March 31, 2025 and 2024
Total expenses increased for the period ended March 31, 2025 compared to the same period in prior year, primarily driven by an increase in interest expense, management fees and incentive fees. Interest expense increased due to an increase in daily average borrowings from $7.5 billion to $10.2 billion primarily due to the assumption of OBDE’s debt facilities, partially offset by a decrease in average interest rate period over period from 5.8% to 5.6%. Management fees increased primarily due to an increase in average adjusted gross assets as a result of our acquisition of OBDE. Incentive fees increased due to an increase in net investment income, primarily due to an increase in the size of the income producing portfolio as a result of our acquisition of OBDE. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of March 31, 2025 we have generated undistributed taxable earnings “spillover” of approximately $0.34 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three months ended March 31, 2025 and 2024, we recorded U.S. federal and state income tax expense/(benefit) of $3.7 million, and $5.2 million, respectively, including U.S. federal excise tax expense/(benefit) of $2.0 million and $1.8 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2025 and 2024 we recorded a tax expense of approximately $1.7 million, and $3.5 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Net change in unrealized gain (loss) on investments	$192.4	$8.6
Income tax (provision) benefit(1)	(1.5)	—
Net change in translation of assets and liabilities in foreign currencies	4.0	(1.9)
Net change in unrealized gain (loss)	$194.9	$6.7
________
(1)Rounds to less than $0.1 for the period ended March 31, 2024.
For the Three Months Ended March 31, 2025 and 2024
For the three months ended March 31, 2025, the net unrealized gain included $75.1 million of net unrealized gain due to purchase discount from the Mergers across 189 portfolio companies that were acquired. In addition, the net unrealized gain was driven by an increase in the fair value of certain debt and equity investments and reversals of prior period unrealized losses that were realized in the quarter related to exited investments, partially offset by a decrease in the fair value of certain debt investments as detailed below. The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

For the Three Months Ended March 31, 2025
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
H-Food Holdings, LLC	$115.3
CIBT Global, Inc.	27.1
Tall Tree Foods, Inc.	15.6
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC / AAM Series 2.1 Aviation Feeder, LLC(1)	11.1
Inovalon Holdings, Inc.	6.6
Remaining Portfolio Companies, net	65.9
EOS Finco S.A.R.L	(6.5)
Walker Edison Furniture Company LLC(1)	(8.1)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(9.3)
Notorious Topco, LLC (dba Beauty Industry Group)	(11.6)
Blue Owl Credit SLF LLC(1)	(13.7)
Total	$192.4
________
(1)Portfolio company is controlled, affiliated investment.

For the three months ended March 31, 2024, the net unrealized gain was primarily driven by an increase in the fair value of certain debt investments and equity investments as well as reversals of prior period unrealized losses that were realized during the period in connection with the restructuring of certain debt investments as compared to December 31, 2023. This was partially offset by decreases in the fair value of certain debt investments as further detailed below. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended March 31, 2024
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Remaining Portfolio Companies, net	$13.3
Fifth Season Investments LLC(1)	7.4
Wingspire Capital Holdings LLC(1)	6.5
Conair Holdings LLC	5.4
The Better Being Co., LLC (fka Nutraceutical International Corporation)	4.8
KPCI Holdings, L.P.	4.5
Valence Surface Technologies LLC	3.4
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	(2.8)
PHM Netherlands Midco B.V. (dba Loparex)	(3.4)
Pluralsight, LLC	(14.0)
H-Food Holdings, LLC	(16.5)
Total	$8.6
________
(1)Portfolio company is controlled, affiliated investment.
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Net realized gain (loss) on investments	$(151.9)	$(5.2)
Net realized gain (loss) on foreign currency transactions	(1.6)	(1.7)
Net realized gain (loss)	$(153.5)	$(6.9)
Realized Gross Internal Rate of Return
Since we began investing in 2016 through March 31, 2025, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $18.39 billion and total proceeds from these exited investments of $22.39 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of March 31, 2025, our weighted average total cost of debt was 5.8%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 175% and 178%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of March 31, 2025, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2025, we had $2.48 billion available under our credit facilities.
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
As of March 31, 2025, we had $514.2 million in cash and restricted cash. During the three months ended March 31, 2025, $38.9 million in cash was used in operating activities, primarily as a result of funding portfolio investments of $958.5 million offset by sell downs and repayments of $719.7 million and other operating activity of $277.8 million. Cash provided by financing activities was $38.9 million during the period, which was primarily the result of net borrowings on debt of $131.8 million and equity issuances of $3.1 million partially offset by distributions paid of $169.9 million and debt issuance costs of $3.9 million.
Equity
Equity Issuances
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the Mergers, we issued an aggregate of approximately 120,630,330 million shares of our common stock.
“At the Market” Offerings
We are party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that we may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of our common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common shares, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common shares with an aggregate offering amount of $746.9 million remained available for issuance as of March 31, 2025.
We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. There were no sales of our common stock during the period ended March 31, 2024. We issued and sold the following shares of common stock during the period ended March 31, 2025:

Issuances of Common Stock ($ in thousands, except share and per share data)	Number of Shares Issued	Gross Proceeds	Underwriting Fees/ Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
"At the market" offerings	200,603	$3,089	$19	$3,070	$15.40
	200,603	$3,089	$19	$3,070	$15.40
_______________
(1)Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.
Distributions
The following tables present the distributions declared on shares of our common stock for the following periods:

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2025	March 31, 2025	April 15, 2025	$0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	$0.05

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08
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

The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Shares
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
Stock Repurchase Programs
2022 Stock Repurchase Program
On November 1, 2022, our Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we were authorized to repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. While the 2022 Stock Repurchase Program was in effect, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. There were no repurchases under the 2022 Stock Repurchase Program during the period ended March 31, 2024.
2024 Stock Repurchase Program
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended March 31, 2025.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,660,000	$1,336,864	$2,279,488	$(31,478)	$1,305,386
SPV Asset Facility II	300,000	224,000	43,000	(3,661)	220,339
SPV Asset Facility V	525,000	430,000	95,000	(4,790)	425,210
SPV Asset Facility VI	500,000	335,000	26,072	(4,818)	330,182
SPV Asset Facility VII	300,000	230,000	36,379	(1,975)	228,025
CLO I	390,000	390,000	—	(3,733)	386,267
CLO II	260,000	260,000	—	(2,162)	257,838
CLO III	260,000	260,000	—	(1,846)	258,154
CLO IV	292,500	292,500	—	(3,697)	288,803
CLO V	509,625	509,625	—	(2,249)	507,376
CLO VII	330,500	330,500	—	(2,053)	328,447
CLO X	260,000	260,000	—	(1,615)	258,385
CLO XIV	260,000	260,000	—	(1,699)	258,385
July 2025 Notes	500,000	500,000	—	(583)	499,417
July 2025 Notes II	142,000	142,000	—	(168)	141,832
2026 Notes	500,000	500,000	—	(1,855)	498,145
July 2026 Notes	1,000,000	1,000,000	—	(6,432)	993,568
2027 Notes(3)	500,000	500,000	—	(3,613)	469,996
April 2027 Notes	325,000	325,000	—	(1,697)	323,303
July 2027 Notes	250,000	250,000	—	(1,673)	248,327
2028 Notes	850,000	850,000	—	(8,484)	841,516
June 2028 Notes	100,000	100,000	—	(749)	99,251
2029 Notes(3)	1,000,000	1,000,000	—	(15,539)	992,661
Total Debt	$13,014,625	$10,285,489	$2,479,939	$(106,569)	$10,160,729
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $43.6 million of outstanding letters of credit.

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
(4)The amount available is reduced by $43.2 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$141,355	$109,592
Amortization of debt issuance costs	9,802	9,106
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(2,625)	431
Total Interest Expense	$148,532	$119,129
Average interest rate	5.6%	5.8%
Average daily borrowings	$10,175,195	$7,474,071
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – 2024 Notes, 2027 Notes and 2029 Notes” for details on each facility’s interest rate swap.

Senior Securities
Information about our senior securities is shown in the following table as of March 31, 2025 and the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2025 (Unaudited)	$1,336.9	$1,747	—	N/A
December 31, 2024	$292.3	$1,778	—	N/A
December 31, 2023	$419.0	$1,830	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
March 31, 2025 (Unaudited)	$224.0	$1,747	—	N/A
December 31, 2024	$300.0	$1,778	—	N/A
December 31, 2023	$250.0	$1,830	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
SPV Asset Facility V
March 31, 2025 (Unaudited)	$430.0	$1,747	—	N/A
SPV Asset Facility VI
March 31, 2025 (Unaudited)	$335.0	$1,747	—	N/A
SPV Asset Facility VII
March 31, 2025 (Unaudited)	$230.0	$1,747	—	N/A
CLO I
March 31, 2025 (Unaudited)	$390.0	$1,747	—	N/A
December 31, 2024	$390.0	$1,778	—	N/A
December 31, 2023	$276.6	$1,830	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
March 31, 2025 (Unaudited)	$260.0	$1,747	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
March 31, 2025 (Unaudited)	$260.0	$1,747	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
March 31, 2025 (Unaudited)	$292.5	$1,747	—	N/A
December 31, 2024	$292.5	$1,778	—	N/A
December 31, 2023	$292.5	$1,830	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
March 31, 2025 (Unaudited)	$509.6	$1,747	—	N/A
December 31, 2024	$509.6	$1,778	—	N/A
December 31, 2023	$509.6	$1,830	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI(10)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
March 31, 2025 (Unaudited)	$330.5	$1,747	—	N/A
December 31, 2024	$239.2	$1,778	—	N/A
December 31, 2023	$239.2	$1,830	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
March 31, 2025 (Unaudited)	$260.0	$1,747	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
CLO XIV
March 31, 2025 (Unaudited)	$260.0	$1,747	—	N/A
Subscription Credit Facility(5)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes(11)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$400.0	$1,830	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	N/A
December 31, 2020	$400.0	$2,060	—	N/A
December 31, 2019	$400.0	$2,926	—	N/A
2025 Notes(12)
March 31, 2025 (Unaudited)	$—	$1,747	—	N/A
December 31, 2024	$425.0	$1,778	—	N/A
December 31, 2023	$425.0	$1,830	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	N/A
December 31, 2020	$425.0	$2,060	—	N/A
December 31, 2019	$425.0	$2,926	—	N/A
July 2025 Notes
March 31, 2025 (Unaudited)	$500.0	$1,747	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
December 31, 2020	$500.0	$2,060	—	N/A
July 2025 Notes II
March 31, 2025 (Unaudited)	$142.0	$1,747	—	N/A
2026 Notes
March 31, 2025 (Unaudited)	$500.0	$1,747	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
December 31, 2020	$500.0	$2,060	—	N/A
July 2026 Notes
March 31, 2025 (Unaudited)	$1,000.0	$1,747	—	N/A
December 31, 2024	$1,000.0	$1,778	—	N/A
December 31, 2023	$1,000.0	$1,830	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	N/A
December 31, 2020	$1,000.0	$2,060	—	N/A
2027 Notes
March 31, 2025 (Unaudited)	$500.0	$1,747	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
April 2027 Notes
March 31, 2025 (Unaudited)	$325.0	$1,747	—	N/A
July 2027 Notes
March 31, 2025 (Unaudited)	$250.0	$1,747	—	N/A
2028 Notes
March 31, 2025 (Unaudited)	$850.0	$1,747	—	N/A
December 31, 2024	$850.0	$1,778	—	N/A
December 31, 2023	$850.0	$1,830	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	N/A
June 2028 Notes
March 31, 2025 (Unaudited)	$100.0	$1,747	—	N/A
2029 Notes
March 31, 2025 (Unaudited)	$1,000.0	$1,747	—	N/A
December 31, 2024	$1,000.0	$1,778	—	N/A
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
(4)Not applicable as such senior securities are not registered for public trading on a stock exchange.
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
(12)On March 31, 2025, we redeemed in full all $425,000,000 in aggregate principal amount of the 2025 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 31, 2025.

Credit Facilities
Our credit facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).
Revolving Credit Facility
On August 26, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 22, 2024 (the “Revolving Credit Facility Second Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through January 13, 2025.
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
As of January 13, 2025, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.66 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million (increased from $0.0 to $75.0 million on January 13, 2025) and (b) subject to availability under the borrowing base, which is based on the portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.59 billion (increased from 2.99 billion on January 13, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. On and after January 13, 2025, maximum capacity under the Revolving Credit Facility may be increased to $5.50 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility II
On May 22, 2018, our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. On March 31, 2025, the parties to the SPV Asset Facility II entered into an amendment, including to replace Cortland Capital Market Services LLC as Document Custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility II amended through March 31, 2025 (the “SPV Asset Facility II Tenth Amendment Date”).
The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Tenth Amendment Date is $300.0 million (which consists of $300.0 million of revolving commitments); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II through April 22, 2028, unless the revolving commitments are terminated sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 17, 2036 (the "SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.10%) plus a spread of 1.95%. From the SPV Asset Facility II Tenth Amendment Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II.
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
SPV Asset Facilities Assumed in the Mergers
On January 13, 2025, we became party to and assumed all of OBDE’s obligations under OBDE’s SPV asset facilities (the “OBDE SPV Asset Facility Assumption Date”).
SPV Asset Facility V
On July 29, 2021 (the “SPV Asset Facility V Closing Date”), ORCC III Financing entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility V”), with ORCC III Financing, as borrower, OBDE, as equityholder, ODCA, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, and Alter Domus (US) LLC as collateral custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility V amended through the OBDE SPV Asset Facility Assumption Date.
The maximum principal amount of the SPV Asset Facility V is $525.0 million (decreased from $625.0 million on December 8, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The SPV Asset Facility V includes a $100.0 million sub-limit for swingline loans.
The SPV Asset Facility V provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility V through March 16, 2026, unless the commitments are terminated sooner as provided in the SPV Asset Facility V (the “SPV Asset Facility V Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility V will mature on March 15, 2028 (the “SPV Asset Facility V Stated Maturity”). Prior to the SPV Asset Facility V Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility V Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 2.70%; amounts drawn in Canadian dollars bear interest at Term CORRA plus a spread of 2.70%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 2.70%; and amounts drawn in British pounds bear interest either at SONIA plus a spread of 2.6693% or at an alternate base rate plus a spread of 2.70%. From the SPV Asset Facility V Closing Date to the SPV Asset Facility V Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility V.
SPV Asset Facility VI
On December 2, 2021 (the “SPV Asset Facility VI Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary entered into a loan financing and servicing agreement (the “SPV Asset Facility VI”), with ORCC III Financing II, as borrower, OBDE, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. On October 10, 2024, the parties to the SPV Asset Facility VI entered into the Amendment No. 2 to the SPV Asset Facility VI, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of SPV Asset Facility VI amended through the OBDE SPV Asset Facility Assumption Date.
The maximum principal amount of the SPV Asset Facility VI is $500.0 million (increased from $350.0 million to $500.0 million on October 10, 2024); the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The SPV Asset Facility VI provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility VI for a period until December 2, 2027 unless such period is extended or accelerated under the terms of the SPV Asset Facility VI (the “SPV Asset Facility VI Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility VI, the SPV Asset Facility VI will mature on the date that is two years after the last day of the SPV Asset Facility VI Revolving Period, on December 2, 2029 (the “SPV Asset Facility VI Termination Date”). Prior to the SPV Asset Facility VI Termination Date, proceeds received by ORCC III Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility VI Termination Date, ORCC III Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.
Amounts drawn bear interest at SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) SOFR, such SOFR not to be lower than zero) plus a spread equal to 1.95% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility VI Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “SPV Asset Facility VI Applicable Margin”). SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility VI Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI. During the SPV Asset Facility VI Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 35%, 50% and 70%) of the total commitments under the SPV Asset Facility VI, ORCC III Financing II will also pay a make-whole fee equal to the SPV Asset Facility VI Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent.
SPV Asset Facility VII
On March 20, 2024 (the “SPV Asset Facility VII Closing Date”), OBDC III Financing III LLC (“OBDC III Financing III”), a Delaware limited liability company entered into a Credit Agreement (the “SPV Asset Facility VII”), with OBDC III Financing III, as borrower, ODCA, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC, as collateral custodian. The following describes the terms of the SPV Asset Facility VII as amended through the OBDE SPV Asset Facility Assumption Date.
The maximum principal amount of the SPV Asset Facility VII is $300.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of OBDC III Financing III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility VII provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VII for a period of up to three years after the SPV Asset Facility VII Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility VII (the “SPV Asset Facility VII Availability Period”). Unless otherwise terminated, the SPV Asset Facility VII will mature on March 20, 2029 (the “SPV Asset Facility VII Maturity Date”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility VII Closing Date, OBDC III Financing III may owe a prepayment penalty. Prior to the SPV Asset Facility VII Maturity Date, proceeds received by OBDC III Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility VII Maturity Date, OBDC III Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to Daily Simple CORRA plus an adjustment of 0.29547%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Rate. The “Applicable Rate” ranges from 1.75% to 2.50% depending on the composition of the collateral. The SPV Asset Facility VII also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread. During the Availability Period, there is a commitment fee subject to minimum utilization, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the Secured Credit Facility.

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
CLO VII Refinancing
On February 28, 2025 (the “CLO VII Refinancing Date”), we completed a $484.9 million term debt securitization refinancing (the “CLO VII Refinancing”). The secured notes and preferred shares issued in the CLO VII Refinancing and the secured loans borrowed in the CLO VII Refinancing were issued and incurred, as applicable, by the CLO VII Issuer, as issuer (the “CLO VII Refinancing Issuer”).

The CLO VII Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of July 26, 2022 (the “Original CLO VII Closing Date”), by and between the CLO VII Refinancing Issuer and State Street Bank and Trust Company, as amended and supplemented by the first supplemental indenture dated as of the CLO VII Refinancing Date (the “CLO VII Refinancing Indenture”), by and between the CLO VII Refinancing Issuer and State Street Bank and Trust Company: (i) $202.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.40% and (ii) $53.5 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.70% (together, the “CLO VII Refinancing Secured Notes”) and (B) the borrowing by the Issuer of (i) $50.0 million under floating rate Class A-L1-R loans (the “CLO VII Refinancing Class A-L1-R Loans”) and (ii) $25.0 million under floating rate Class A-L2-R loans (the “CLO VII Refinancing Class A-L2-R Loans” and together with the Class A-L1-R Loans and the Secured Notes, the “CLO VII Refinancing Debt”). The CLO VII Refinancing Class A-L1-R Loans and the CLO VII Refinancing Class A-L2-R Loans bear interest at the Benchmark plus 1.40%. The Class A-L1-R Loans were borrowed under a loan agreement (the “CLO VII Refinancing A-L1-R Loan Agreement”), dated as of the CLO VII Refinancing Date, by and among the CLO VII Refinancing Issuer, as borrower, State Street Bank and Trust Company, as collateral trustee and loan agent, and the lenders party thereto and the CLO VII Refinancing Class A-L2-R Loans were borrowed under a loan agreement (the “CLO VII Refinancing A-L2-R Loan Agreement”), dated as of the CLO VII Refinancing Date, by and among the CLO VII Refinancing Issuer, as borrower, State Street Bank and Trust Company, as collateral trustee and loan agent, and the lenders party thereto. The CLO VII Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VII Refinancing Issuer. The CLO VII Refinancing Debt is scheduled to mature on the Payment Date in April 2038. The CLO VII Refinancing Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO VII Refinancing Secured Notes and the borrowing under the CLO VII Refinancing Class A-L1-R Loans and CLO VII Refinancing Class A-L2-R Loans, the CLO VII Refinancing Issuer issued $43.1 million of additional subordinated securities in the form of 43,100 of its preferred shares (the “CLO VII Refinancing Additional Preferred Shares”). The CLO VII Refinancing Additional Preferred Shares were issued by the CLO VII Refinancing Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VII Refinancing Debt. We purchased all of the CLO VII Refinancing Additional Preferred Shares issued on the CLO VII Refinancing Date. On the Original CLO VII Closing Date, the CLO VII Refinancing Issuer issued $111.3 million of subordinated interests in the form of 111,320 of its preferred shares which we purchased and continue to hold. The total amount of outstanding preferred shares as of the CLO VII Refinancing Date is 154,420.
On the Original CLO VII Closing Date, the CLO VII Refinancing Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $255.5 million par amount of middle market loans from us to the CLO VII Refinancing Issuer on the Original CLO VII Closing Date and for future sales from us to the CLO VII Refinancing Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Debt. As part of the CLO VII Refinancing, the CLO VII Refinancing Issuer and us entered into an amended and restated loan sale agreement dated as of the CLO VII Refinancing Date (the “CLO VII Refinancing OBDC Loan Sale Agreement”), which provides for the sale and contribution of approximately $111.2 million par amount of middle market loans from us to the CLO VII Refinancing Issuer on the CLO VII Refinancing Date and for future sales from us to the CLO VII Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO VII Refinancing Debt. We made customary representations, warranties, and covenants to the CLO VII Refinancing Issuer under the applicable loan sale agreement.
Through April 20, 2030, a portion of the proceeds received by the CLO VII Refinancing Issuer from the loans securing the CLO VII Refinancing Debt may be used by the Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VII Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO VII Refinancing Debt is the secured obligation of the CLO VII Refinancing Issuer, and the CLO VII Refinancing Indenture, the CLO VII Refinancing A-L1-R Loan Agreement and the CLO VII Refinancing A-L2-R Loan Agreement each include customary covenants and events of default.
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
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), OBDE completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”). The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by OBDE’s consolidated subsidiary Owl Rock CLO XIV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XIV Issuer”). On January 13, 2025, as a result of the consummation of the Mergers, we became party to the relevant agreements with respect to and assumed all of OBDE’s obligations under the CLO XIV Transaction.
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

As part of the CLO XIV Transaction, OBDE entered into a loan sale agreement with the CLO XIV Issuer dated as of the CLO XIV Closing Date (the “CLO XIV OBDC III Loan Sale Agreement”), which provided for the contribution of approximately $167.3 million funded par amount of middle-market loans from OBDE to the CLO XIV Issuer on the CLO XIV Closing Date and for future sales from us to the CLO XIV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIV Debt. The remainder of the initial portfolio assets securing the CLO XIV Debt consisted of approximately $204.0 million funded par amount of middle-market loans purchased by the CLO XIV Issuer from ORCC III Financing LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XIV Closing Date between the CLO XIV Issuer and ORCC III Financing LLC (the “CLO XIV ORCC III Financing Loan Sale Agreement”). OBDE and ORCC III Financing LLC each made customary representations, warranties, and covenants to the CLO XIV Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. We received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the three months ended March 31, 2024 we made a payment of $6.6 million in conjunction with unwinding the swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

2025 Notes
On October 8, 2019, we issued $425.0 million aggregate principal amount of notes that were due on March 30, 2025 (the “2025 Notes”). The 2025 Notes bore interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. On March 31, 2025, we repaid in full all $425.0 million in aggregate principal amount of the 2025 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 31,2025.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended March 31, 2025 and 2024, we made net periodic payments of $10.6 million and $11.6 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the interest rate swap had a fair value of $(25.5) million and $(31.8) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
2029 Notes
On January 22, 2024, pursuant to the Base Indenture and an Eighth Supplemental Indenture, dated January 22, 2024 (the “Eighth Supplemental Indenture”) between us and the Successor Trustee, we issued $600.0 million aggregate principal amount of notes that mature on March 15, 2029 and on November 19, 2024, we issued an additional $400.0 million aggregate principal amount of our 5.95% notes due 2029 (together, the “2029 Notes”). The 2029 Notes bear interest at a rate of 5.95% per year, payable semi-annually on March 15 and September 15, of each year, commencing on September 15, 2024. We may redeem some or all of the 2029 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2029 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2029 Notes on or after February 15, 2029 (the date falling one month prior to the maturity date of the 2029 Notes), the redemption price for the 2029 Notes will be equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
On February 9, 2024, in connection with the initial issuance of the 2029 Notes on January 22, 2024, we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended March 31, 2025 we made net periodic payments of $2.5 million on the interest rate swaps related to the 2029 Notes. For the three months ended March 31, 2024 we did not make any net periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the interest rate swap had a fair value of $3.7 million and $(5.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922%. The interest rate swap matures on February 15, 2029. As of March 31, 2025 and December 31, 2024, the interest rate swap had a fair value of $4.6 million and $(1.3) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Notes Assumed in the Mergers
On January 13, 2025, in connection with the Mergers, we entered into a Second Supplemental Indenture (the “April 2027 Notes Second Supplemental Indenture”) relating to our assumption of the April 2027 Notes (as defined below). Also on January 13, 2025, in connection with the Mergers, we entered into an assumption agreement (the “OBDE Note Assumption Agreement”) relating to our assumption of the July 2025 Notes II, the July 2027 Notes and the June 2028 Notes (each as defined below).
April 2027 Notes
On October 13, 2021, OBDE issued $325.0 million aggregate principal amount of notes that mature on April 13, 2027 (the notes initially issued on October 13, 2021, together with the registered notes issued in the exchange offer described below, the “April 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the April 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The April 2027 Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “April 2027 Notes Base Indenture”), between us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “April 2027 Notes Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “April 2027 Notes First Supplemental Indenture” and together with the April 2027 Notes Base Indenture and the April 2027 Second Supplemental Indenture, the “April 2027 Notes Indenture”), between us and the April 2027 Notes Trustee. The April 2027 Notes will mature on April 13, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture. The April 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the April 2027 Notes, we entered into a Registration Rights Agreement (the “April 2027 Notes Registration Rights Agreement”) for the benefit of the purchasers of the April 2027 Notes. Pursuant to the terms of the April 2027 Notes Registration Rights Agreement, OBDE filed a registration statement with the SEC and, on August 25, 2022, commenced an offer to exchange the notes initially issued on October 13, 2021 for newly registered notes with substantially similar terms, which expired on September 28, 2022 and was completed promptly thereafter.
On January 13, 2025, in connection with the Mergers, we entered into the April 2027 Notes Second Supplemental Indenture by and between the April 2027 Notes Trustee and us, effective as of the closing of the Mergers. Pursuant to the April 2027 Notes Second Supplemental Indenture, we expressly assumed the obligations of OBDE for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2027 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions to be performed by OBDE.
July 2025 Notes II and July 2027 Notes
On July 21, 2022, OBDE entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of (i) $142.0 million in aggregate principal amount of Series 2022A Notes, Tranche A, due July 21, 2025, with a fixed interest rate of 7.50% per year (the “July 2025 Notes II”) and (ii) $190.0 million in aggregate principal amount of Series 2022A Notes, Tranche B, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes I” and, together with the July 2025 Notes II, the “Series 2022A Notes”), in each case, to qualified institutional investors in a private placement. The Series 2022A Notes are guaranteed by certain domestic subsidiaries of ours. On January 13, 2025, we entered into the Note Assumption Agreement for the benefit of the Noteholders (as defined in the Note Purchase Agreement). The Note Assumption Agreement relates to our assumption of (i) the July 2025 Notes II; (ii) the July 2027 Notes (as defined below) and (iii) the June 2028 Notes and other obligations of OBDE under the Note Purchase Agreement, as supplemented by the First Supplement (as defined below) and the Second Supplement (as defined below). Pursuant to the Note Assumption Agreement, we unconditionally and expressly assumed, confirmed and agreed to perform and observe each and every one of the covenants, rights, promises, agreements, terms, conditions, obligations, duties and liabilities of OBDE under the OBDE Note Purchase Agreement, under the Series 2022A Notes, the July 2027 Notes II and the June 2028 Notes and under any documents, instruments or agreements executed and delivered or furnished by OBDE in connection therewith, and to be bound by all waivers made by OBDE with respect to any matter set forth therein.
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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800.0 million, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2022A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2022A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2022A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2022A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of ours, certain judgments and orders and certain events of bankruptcy.
On December 22, 2022, OBDE entered into a First Supplement to the Note Purchase Agreement (the “First Supplement”) governing the issuance of $60.0 million in aggregate principal amount of Series 2022B Notes, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes II, and together with the July 2027 Notes I, the “July 2027 Notes”). Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that apply to the July 2025 Notes II and the July 2027 Notes I apply to the July 2027 Notes II, including, without limitation, the material terms described above.
June 2028 Notes
On June 29, 2023, OBDE entered into a Second Supplement to the Note Purchase Agreement (the “Second Supplement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due June 29, 2028, with a fixed interest rate of 8.10% per year (the “June 2028 Notes”). Except as otherwise expressly set forth in the Second Supplement, the terms of the Note Purchase Agreement that apply to the July 2025 Notes II and the July 2027 Notes apply to the June 2028 Notes, including, without limitation, the material terms described above.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$897,437	$673,576
Total unfunded delayed draw loan commitments	837,382	607,998
Total unfunded revolving and delayed draw loan commitments	1,734,819	1,281,574

Total unfunded equity commitments	133,244	158,259

Total unfunded commitments	$1,868,063	$1,439,833
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended March 31, 2025.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2025, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of March 31, 2025:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility(1)	$1,336.9	$—	$15.7	$1,321.2	$—
SPV Asset Facility II	224.0	—	—	—	224.0
SPV Asset Facility V	430.0	—	430.0	—	—
SPV Asset Facility VI	335.0	—	—	335.0	—
SPV Asset Facility VII	230.0	—	—	230.0	—
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VII	330.5	—	—	—	330.5
CLO X	260.0	—	—	—	260.0
CLO XIV	260.0	—	—	—	260.0
July 2025 Notes	500.0	500.0	—	—	—
July 2025 Notes II	142.0	142.0	—	—	—
2026 Notes	500.0	500.0	—	—	—
July 2026 Notes	1,000.0	—	1,000.0	—	—
2027 Notes	500.0	—	500.0	—	—
April 2027 Notes	325.0	—	325.0	—	—
July 2027 Notes	250.0	—	250.0	—	—
2028 Notes	850.0	—	—	850.0	—
June 2028 Notes	100.0	—	—	100.0	—
2029 Notes	1,000.0	—	—	1,000.0	—
Total Contractual Obligations	$10,285.5	$1,142.0	$2,520.7	$3,836.2	$2,786.6
______________
(1)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

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
We invest in Wingspire, Amergin AssetCo, Fifth Season, Credit SLF and LSI Financing LLC, controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in LSI Financing DAC, a non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. RISK FACTORS.”
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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets held by us for which market quotations are not readily available.
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

Recent Developments
Dividend
On May 6, 2025, our Board declared a second quarter dividend of $0.37 per share for stockholders of record as of June 30, 2025, payable on or before July 15, 2025 and a first quarter supplemental dividend of $0.01 per share for stockholders of record as of May 30, 2025, payable on or before June 13, 2025.
CLO X Reset
On April 4, 2025, we completed a $383.3 million term debt securitization refinancing. As part of the refinancing, the CLO X Issuer (A) issued the following classes of notes: (i) $93.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.39% and (ii) $135.0 million of AAA(sf) Class A-L Loans, which bear interest at the Benchmark plus 1.39% and (iii) $44.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.70%. Concurrently with the issuance and the borrowing, CLO X issued $111.3 million of additional subordinated securities in the form of 137,700 of its preferred shares. The debt is scheduled to mature in April 2037.
SPV Asset Facility VI Amendment
On April 9, 2025, SPV Asset Facility VI entered into Amendment No. 3 to Loan Financing and Servicing Agreement, in order to, among other things, amend the Applicable Margin from 1.95% to 1.70% per annum and amended the make-whole fee accruing during the SPV Asset Facility VI Revolving Period.
July 2025 Notes II Amendment and Optional Redemption
On April 16, 2025, we entered into the First Amendment to the Note Purchase Agreement, which provided for optional prepayments of a series or tranche of notes without allocating any such optional prepayment to the other outstanding notes, subject to certain conditions. On April 28, we completed the optional prepayment of the principal of the July 2025 Notes II, plus accrued and unpaid interest on such notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
As of March 31, 2025, 96.5% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility V, SPV Asset Facility VI and SPV Asset Facility VII bear interest at variable interest rates with a floor of 0%. The July 2025 Notes, July 2025 Notes II, 2026 Notes, July 2026 Notes, 2027 Notes, April 2027 Notes, July 2027 Notes, 2028 Notes, June 2028 Notes and 2029 Notes bear interest at fixed rates. The 2027 Notes and 2029 Notes are hedged against interest rate swap instruments. CLO III, CLO IV, CLO VII, CLO X and CLO XIV bear interest at variables rates with a floor of 0%. CLO I, CLO II and CLO V bear interest at fixed and variable rates with a floor of 0%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$436,125	$195,873	$240,252
Up 200 basis points	290,750	130,582	160,168
Up 100 basis points	145,375	65,291	80,084
Down 100 basis points	(145,375)	(65,291)	(80,084)
Down 200 basis points	(290,697)	(130,582)	(160,115)
Down 300 basis points	(435,820)	(195,873)	(239,947)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
For the quarter ended March 31, 2025, pursuant to our dividend reinvestment plan, we purchased 698,081 shares of our common stock in the open market, at a weighted average price of $14.82 per share, for distribution to stockholders of record as of December 31, 2024 and February 28, 2025 for the fourth quarter dividend and supplemental fourth quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

4.2
First Supplemental Indenture, dated as of October 13, 2021, relating to the 3.125% Notes due 2027, by and between Owl Rock Capital Corporation III and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed October 14, 2021).

4.3
Second Supplemental Indenture, dated as of January 13, 2025, relating to the 3.125% Notes due 2027, by and between Blue Owl Capital Corporation and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed January 13, 2025).

10.1
Fourth Amended and Restated Investment Advisory Agreement, dated as of January 12, 2025, by and between Blue Owl Capital Corporation and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 13, 2025).

10.2
Assumption Agreement, dated January 13, 2025, by Blue Owl Capital Corporation (as successor by merger to Blue Owl Capital Corporation III), of Master Note Purchase Agreement, dated as of July 21, 2022, among Blue Owl Capital Corporation III, as issuer, and the Noteholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 13, 2025).

10.3
Form of Master Note Purchase Agreement, dated July 21, 2022, by and between Owl Rock Capital Corporation III and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K filed on July 21, 2022)

10.4
Form of First Supplement to Master Note Purchase Agreement, dated as of December 22, 2022 (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed December 27, 2022).

10.5
Second Supplement to Master Note Purchase Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on June 30, 2023).

10.6
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

10.7
Sale and Contribution Agreement, dated as of July 29, 2021, by and between Owl Rock Capital Corporation III and ORCC III Financing LLC (incorporated by reference to Exhibit 10.2 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed August 2, 2021).

10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14
Sale and Contribution Agreement, dated as of December 2, 2021, between Owl Rock Capital Corporation III, as Seller and ORCC III Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed December 7, 2021).

10.15
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

10.16
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

10.17
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

10.18
Sale and Contribution Agreement, dated as of March 20, 2024, between Blue Owl Capital Corporation III, as Seller and OBDC III Financing III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on March 25, 2024).

10.19
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

10.20
Indenture and Security Agreement, dated as of November 21, 2023 by and between Owl Rock CLO XIV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.22 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.21
Collateral Management Agreement, dated as of November 21, 2023, between Owl Rock CLO XIV, LLC and Blue Owl Diversified Credit Advisors LLC (incorporated by reference to Exhibit 10.23 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.22
Loan Sale Agreement, dated as of November 21, 2023, between Blue Owl Capital Corporation III, as Seller and Owl Rock CLO XIV, LLC, as Purchaser (incorporated by reference to Exhibit 10.24 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.23
Loan Sale Agreement, dated as of November 21, 2023, between ORCC III Financing LLC, as Seller and Owl Rock CLO XIV, LLC, as Purchaser (incorporated by reference to Exhibit 10.25 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.24
Class A-L Loan Agreement, dated as of November 21, 2023, among Owl Rock CLO XIV, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Trustee, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.26 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.25
Equity Distribution Agreement, dated February 21, 2025, by and among Blue Owl Capital Corporation and Blue Owl Credit Advisors LLC, on the one hand, and RBC Capital Markets, LLC, Truist Securities, Inc., Mizuho Securities USA LLC, SMBC Nikko Securities America, Inc., Citizens JMP Securities, LLC, Keefe, Bruyette & Woods, Inc., Raymond James & Associates, Inc. and Santander US Capital Markets LLC, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2025).

10.26
First Supplemental Indenture, dated as of February 28, 2025, by and between Owl Rock CLO VII, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

10.27
Amended and Restated Collateral Management Agreement, dated as of February 28, 2025, by and between Owl Rock CLO VII, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

10.28
Amended and Restated Loan Sale Agreement, dated as of February 28, 2025, by and between Blue Owl Capital Corporation, as Seller, and Owl Rock CLO VII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

10.29
Class A-L1-R Loan Agreement, dated as of February 28, 2025, among Owl Rock CLO VII, LLC, as Borrower, the Lenders party thereto, and State Street Bank and Trust Company, as Loan Agent and Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

10.30
Class A-L2-R Loan Agreement, dated as of February 28, 2025, among Owl Rock CLO VII, LLC, as Borrower, the Lenders party thereto, and State Street Bank and Trust Company, as Loan Agent and Collateral Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended March 31, 2025
99.2*	Code of Ethics
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: May 7, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: May 7, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer