Form 10-Q
period 2025-06-30
Blue Owl Capital Corp
filed 2025-08-06
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 6, 2025, the registrant had 511,048,237 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $14,675,062 and $11,511,987, respectively)	$14,726,112	$11,451,457
Non-controlled, affiliated investments (amortized cost of $108,141 and $233,105, respectively)	91,866	235,060
Controlled, affiliated investments (amortized cost of $1,930,161, and $1,424,298, respectively)	2,050,804	1,508,028
Total investments at fair value (amortized cost of $16,713,364 and $13,169,390, respectively)	16,868,782	13,194,545
Cash (restricted cash of $64,405 and $82,387, respectively)	359,470	505,692
Foreign cash (cost of $680 and $8,539, respectively)	719	8,464
Interest receivable	112,742	105,881
Receivable from a controlled affiliate	26,230	16,970
Prepaid expenses and other assets	30,533	34,012
Total Assets	$17,398,476	$13,865,564
Liabilities
Debt (net of unamortized debt issuance costs of $114,407 and $84,363, respectively)	$9,225,817	$7,457,702
Distribution payable	189,088	144,381
Management fee payable	64,587	49,058
Incentive fee payable	43,649	39,082
Payables to affiliates	10,066	6,083
Payable for investments purchased	802	—
Accrued expenses and other liabilities	182,070	216,417
Total Liabilities	$9,716,079	$7,912,723
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 511,048,237 and 390,217,304 shares issued and outstanding, respectively	5,111	3,902
Additional paid-in-capital	7,673,114	5,919,539
Accumulated undistributed (overdistributed) earnings	4,172	29,400
Total Net Assets	$7,682,397	$5,952,841
Total Liabilities and Net Assets	$17,398,476	$13,865,564
Net Asset Value Per Share	$15.03	$15.26

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$384,762	$287,360	$741,225	$581,810
Payment-in-kind (“PIK”) interest income	29,581	44,272	64,973	85,507
Dividend income	20,810	16,313	42,341	37,649
Other income	5,268	5,988	10,858	11,301
Total investment income from non-controlled, non-affiliated investments	440,421	353,933	859,397	716,267
Investment income from non-controlled, affiliated investments:
Interest income	219	40	834	108
Payment-in-kind (“PIK”) interest income	865	132	1,904	132
Dividend income	555	46	555	62
Other Income	34	—	70	—
Total investment income from non-controlled, affiliated investments	1,673	218	3,363	302
Investment income from controlled, affiliated investments:
Interest income	9,847	7,169	18,799	15,171
Payment-in-kind (“PIK”) interest income	—	527	—	703
Dividend income	33,869	34,735	68,874	63,524
Other Income	33	178	56	370
Total investment income from controlled, affiliated investments	43,749	42,609	87,729	79,768
Total Investment Income	485,843	396,760	950,489	796,337
Expenses
Interest expense	151,571	109,125	300,103	228,254
Management fees, net(1)	64,586	48,005	126,744	95,248
Performance based incentive fees	43,649	40,119	84,678	78,887
Professional fees	3,538	4,113	7,070	7,709
Directors’ fees	320	320	640	640
Other general and administrative	3,185	3,534	7,212	6,050
Total Operating Expenses	266,849	205,216	526,447	416,788
Net Investment Income (Loss) Before Taxes	218,994	191,544	424,042	379,549
Income tax expense (benefit), including excise tax expense (benefit)	2,286	2,410	6,032	7,650
Net Investment Income (Loss) After Taxes	$216,708	$189,134	$418,010	$371,899
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(125,752)	$(64,868)	$70,764	$(65,819)
Non-controlled, affiliated investments	(14,711)	180	(15,411)	394
Controlled, affiliated investments	37,485	(7,393)	34,095	1,945
Translation of assets and liabilities in foreign currencies and other transactions	13,351	12,184	17,367	10,238
Income tax (provision) benefit	(200)	—	(1,762)	(10)
Total Net Change in Unrealized Gain (Loss)	(89,827)	(59,897)	105,053	(53,252)
Net realized gain (loss):
Non-controlled, non-affiliated investments	20,834	153	(131,098)	(5,040)
Foreign currency transactions	(10,209)	(7,170)	(11,828)	(8,870)
Total Net Realized Gain (Loss)	10,625	(7,017)	(142,926)	(13,910)
Total Net Realized and Change in Unrealized Gain (Loss)	(79,202)	(66,914)	(37,873)	(67,162)
Net Increase (Decrease) in Net Assets Resulting from Operations	$137,506	$122,220	$380,137	$304,737
Earnings Per Share - Basic and Diluted	$0.27	$0.31	$0.76	$0.78
Weighted Average Shares Outstanding - Basic and Diluted	511,048,237	390,103,640	502,981,791	389,918,254
The accompanying notes are an integral part of these consolidated financial statements.
____________
(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(13)(25)	First lien senior secured loan	S+	4.50%		12/2029	$39,268	$38,917	$39,268
Monotype Imaging Holdings Inc.(10)(14)(25)	First lien senior secured loan	S+	5.50%		2/2031	152,465	150,928	152,465
							189,845	191,733	2.5%
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(14)(25)	First lien senior secured loan	S+	0.53%	5.97%	7/2027	41,432	30,290	22,788
Peraton Corp.(6)(14)(25)	Second lien senior secured loan	S+	7.75%		2/2029	60,393	57,255	41,973
STS PARENT, LLC (dba STS Aviation Group)(14)(25)	First lien senior secured loan	S+	5.00%		10/2031	115,002	114,037	114,427
STS PARENT, LLC (dba STS Aviation Group)(10)(14)(25)	First lien senior secured revolving loan	S+	5.00%		10/2030	8,487	8,402	8,423
							209,984	187,611	2.4%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(22)(25)(27)	Unsecured facility	SA+		7.50%	9/2027	£13,858	17,410	18,990
Hg Genesis 9 SumoCo Limited(19)(25)(27)	Unsecured facility	E+		6.25%	3/2029	€51,053	53,981	59,929
Hg Saturn Luchaco Limited(22)(25)(27)	Unsecured facility	SA+		8.25%	3/2027	£51,254	64,682	70,236
							136,073	149,155	1.9%
Automotive
Spotless Brands, LLC(14)(25)	First lien senior secured loan	S+	5.75%		7/2028	94,535	93,068	94,535
Spotless Brands, LLC(10)(13)(25)	First lien senior secured revolving loan	S+	5.75%		7/2028	1,566	1,550	1,566
							94,618	96,101	1.3%
Buildings and real estate
Associations Finance, Inc.(25)(30)	Unsecured notes	N/A		14.25%	5/2030	188,863	187,314	188,863
Associations, Inc.(10)(14)(25)	First lien senior secured delayed draw term loan	S+	6.50%		7/2028	468,670	466,598	468,670
							653,912	657,533	8.6%
Business services
Aurelia Netherlands B.V.(19)(25)(27)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,136	72,487	75,286
CMG HoldCo, LLC (dba Crete United)(10)(15)(25)	First lien senior secured delayed draw term loan	S+	4.75%		5/2028	1,437	1,410	1,420
CoolSys, Inc.(6)(15)(25)	First lien senior secured loan	S+	4.75%		8/2028	11,862	11,659	9,764
Denali BuyerCo, LLC (dba Summit Companies)(10)(14)(25)	First lien senior secured loan	S+	5.25%		9/2028	144,102	142,215	144,102
Diamondback Acquisition, Inc. (dba Sphera)(13)(25)	First lien senior secured loan	S+	5.50%		9/2028	50,154	49,104	50,154
DuraServ LLC(13)(25)	First lien senior secured loan	S+	4.75%		6/2031	132,071	130,873	131,411
Fullsteam Operations, LLC(10)(14)(25)	First lien senior secured loan	S+	8.25%		11/2029	18,158	17,744	18,158
Fullsteam Operations, LLC(10)(14)(25)	First lien senior secured delayed draw term loan	S+	7.00%		11/2029	5,946	5,856	5,946
Gainsight, Inc.(14)(25)	First lien senior secured loan	S+	5.75%		7/2027	32,919	32,669	32,919

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Hercules Borrower, LLC (dba The Vincit Group)(14)(25)	First lien senior secured loan	S+	5.50%		12/2026	210,534	209,960	210,534
Hercules Buyer, LLC (dba The Vincit Group)(25)(29)(30)	Unsecured notes	N/A		0.48%	12/2029	6,280	6,468	7,673
KPSKY Acquisition, Inc. (dba BluSky)(14)(25)	First lien senior secured loan	S+	5.50%		10/2028	43,322	39,796	41,156
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(25)(32)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	31	(108)	(62)
Ping Identity Holding Corp.(14)(25)	First lien senior secured loan	S+	4.75%		10/2029	902	900	902
Pye-Barker Fire & Safety, LLC(10)(14)(25)	First lien senior secured loan	S+	4.50%		5/2031	169,837	168,548	169,412
Pye-Barker Fire & Safety, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	4.50%		5/2030	2,918	2,821	2,860
							892,402	901,635	11.7%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(13)(25)	Second lien senior secured loan	S+	7.75%		11/2028	16,500	16,158	15,428
DCG ACQUISITION CORP. (dba DuBois Chemical)(13)(25)	First lien senior secured loan	S+	4.50%		6/2031	72,764	71,877	72,400
DCG ACQUISITION CORP. (dba DuBois Chemical)(10)(14)(25)	First lien senior secured delayed draw term loan	S+	4.50%		6/2031	7,301	7,226	7,264
Gaylord Chemical Company, L.L.C.(10)(14)(25)	First lien senior secured loan	S+	5.50%		12/2027	190,071	188,774	190,071
Rocket BidCo, Inc. (dba Recochem)(14)(25)(27)	First lien senior secured loan	S+	5.75%		11/2030	258,203	253,050	258,203
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(25)	First lien senior secured loan	S+	5.50%		4/2027	27,321	27,053	27,321
							564,138	570,687	7.4%
Consumer products
Conair Holdings LLC(6)(13)(25)	First lien senior secured loan	S+	3.75%		5/2028	12,474	11,255	9,065
Conair Holdings LLC(13)(25)	Second lien senior secured loan	S+	7.50%		5/2029	161,616	158,442	120,808
Feradyne Outdoors, LLC(14)(25)	First lien senior secured loan	S+	3.04%	3.71%	5/2028	77,465	77,465	63,521
Foundation Consumer Brands, LLC(14)(25)	First lien senior secured loan	S+	5.00%		2/2029	53,974	53,401	53,704
Lignetics Investment Corp.(14)(25)	First lien senior secured loan	S+	5.50%		11/2027	103,094	101,688	102,577
Lignetics Investment Corp.(10)(14)(25)	First lien senior secured revolving loan	S+	5.50%		10/2026	11,118	10,990	11,056
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(25)	First lien senior secured loan	S+	5.25%		3/2029	1,464	1,422	1,442
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(15)(25)	First lien senior secured revolving loan	S+	5.25%		3/2029	42	40	40
WU Holdco, Inc. (dba PurposeBuilt Brands)(14)(25)	First lien senior secured loan	S+	4.75%		4/2032	93,827	93,598	93,592
							508,301	455,805	5.9%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(10)(14)(25)	First lien senior secured loan	S+	5.25%		1/2032	101,880	101,451	101,371
Arctic Holdco, LLC (dba Novvia Group)(10)(14)(25)	First lien senior secured revolving loan	S+	5.25%		1/2031	2,608	2,575	2,572
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(25)	First lien senior secured loan	S+	5.75%		9/2028	71,465	70,317	71,465
Fortis Solutions Group, LLC(14)(25)	First lien senior secured loan	S+	5.50%		10/2028	35,283	34,289	34,577
Fortis Solutions Group, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	5.50%		10/2027	903	843	830

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(14)(25)	First lien senior secured loan	S+	5.25%		5/2028	9,230	9,105	9,230
Pregis Topco LLC(13)(25)	Second lien senior secured loan	S+	7.75%		8/2029	28,167	27,829	28,167
Pregis Topco LLC(13)(25)	Second lien senior secured loan	S+	6.75%		8/2029	164,333	162,481	164,333
							408,890	412,545	5.4%
Distribution
ABB/Con-cise Optical Group LLC(14)(25)	First lien senior secured loan	S+	7.50%		2/2028	64,629	64,100	63,659
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(10)(14)(25)	First lien senior secured loan	S+	5.00%		10/2029	206,111	203,897	206,111
Endries Acquisition, Inc.(13)(25)	First lien senior secured loan	S+	5.50%		12/2028	129,349	128,229	127,732
Offen, Inc.(13)(25)	First lien senior secured loan	S+	5.00%		6/2026	18,562	18,533	18,562
							414,759	416,064	5.4%
Education
Severin Acquisition, LLC (dba PowerSchool)(10)(13)(25)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	1,555	1,526	1,534
Severin Acquisition, LLC (dba PowerSchool)(10)(13)(25)	First lien senior secured revolving loan	S+	4.75%		10/2031	82	80	80
							1,606	1,614	—%
Energy equipment and services
Dresser Utility Solutions, LLC(13)(25)	First lien senior secured loan	S+	5.25%		3/2029	80,337	79,485	80,337
							79,485	80,337	1.0%
Financial services
Baker Tilly Advisory Group, LP(13)(25)	First lien senior secured loan	S+	4.75%		6/2031	87,722	86,393	87,722
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(10)(13)(25)	First lien senior secured loan	S+	5.00%		6/2030	25,142	24,841	25,142
Continental Finance Company, LLC(13)(25)	First lien senior secured loan	S+	8.00%		3/2029	7,500	7,430	7,425
Deerfield Dakota Holdings(6)(14)(25)	Second lien senior secured loan	S+	6.75%		4/2028	8,000	7,552	7,620
Finastra USA, Inc.(15)(25)(27)	First lien senior secured loan	S+	7.25%		9/2029	99,995	99,078	99,995
Finastra USA, Inc.(10)(14)(25)(27)	First lien senior secured revolving loan	S+	7.25%		9/2029	2,085	1,981	2,085
Klarna Holding AB(14)(25)(27)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(10)(14)(25)	First lien senior secured loan	S+	5.75%		7/2029	8,163	7,978	8,163
Minotaur Acquisition, Inc. (dba Inspira Financial)(13)(25)	First lien senior secured loan	S+	5.00%		6/2030	224,904	222,087	224,904
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(25)	First lien senior secured loan	S+	5.00%		9/2028	47,927	47,701	47,927
Smarsh Inc.(10)(14)(25)	First lien senior secured loan	S+	4.75%		2/2029	2,074	2,052	2,068
							508,093	514,051	6.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(13)(25)	Second lien senior secured loan	S+	7.00%		9/2029	28,000	27,777	27,440
Blast Bidco Inc. (dba Bazooka Candy Brands)(14)(25)	First lien senior secured loan	S+	6.00%		10/2030	37,584	36,833	37,584
BP Veraison Buyer, LLC (dba Sun World)(14)(25)	First lien senior secured loan	S+	5.25%		5/2029	138,068	136,662	138,068
Eagle Family Foods Group LLC(15)(25)	First lien senior secured loan	S+	5.00%		8/2030	2,592	2,556	2,592
Gehl Foods, LLC(14)(25)	First lien senior secured delayed draw term loan	S+	6.25%		6/2030	98,014	96,810	98,014

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Hissho Parent, LLC(14)(25)	First lien senior secured loan	S+	4.50%		5/2029	13,981	13,846	13,981
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(13)(25)	First lien senior secured loan	S+	6.25%		3/2027	100,559	99,314	99,052
KBP Brands, LLC(13)(25)	First lien senior secured loan	S+	5.50%		5/2027	1,083	1,049	1,064
Ole Smoky Distillery, LLC(13)(25)	First lien senior secured loan	S+	5.50%		3/2028	855	846	849
Rushmore Investment III LLC (dba Winland Foods)(13)(25)	First lien senior secured loan	S+	5.00%		10/2030	359,102	355,181	359,102
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(25)	First lien senior secured loan	S+	4.75%		7/2027	51,595	51,540	51,172
The Better Being Co., LLC (fka Nutraceutical International Corporation)(13)(25)	First lien senior secured loan	S+	6.75%		9/2026	215,685	214,846	216,764
Vital Bidco AB (dba Vitamin Well)(14)(25)(27)	First lien senior secured loan	S+	4.50%		10/2031	61,885	60,814	61,885
							1,098,074	1,107,567	14.4%
Healthcare equipment and services
Bamboo US BidCo LLC(10)(14)(25)	First lien senior secured loan	S+	5.25%		9/2030	8,777	8,717	8,777
Bamboo US BidCo LLC(19)(25)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€4,685	4,857	5,499
Cadence, Inc.(10)(14)	First lien senior secured loan	S+	5.00%		5/2026	31,752	31,101	30,781
Cambrex Corporation(13)(25)	First lien senior secured loan	S+	4.75%		3/2032	781	774	779
Creek Parent, Inc. (dba Catalent)(13)(25)	First lien senior secured loan	S+	5.25%		12/2031	113,939	111,537	113,939
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(25)	First lien senior secured loan	S+	5.50%		2/2029	4,981	4,867	4,955
Nelipak Holding Company(14)(25)	First lien senior secured loan	S+	5.50%		3/2031	25,927	25,440	25,408
Nelipak Holding Company(10)(13)(25)	First lien senior secured revolving loan	S+	5.50%		3/2031	4,451	4,334	4,300
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(19)(25)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€47,477	49,812	54,616
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(18)(25)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031	€227	171	478
Packaging Coordinators Midco, Inc.(14)(25)	First lien senior secured loan	S+	4.75%		1/2032	150,246	148,276	148,368
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(14)(25)(27)	First lien senior secured loan	S+	4.75%		1/2028	158,793	157,338	158,359
PerkinElmer U.S. LLC(13)(25)	First lien senior secured loan	S+	4.75%		3/2029	23,080	23,037	22,850
Rhea Parent, Inc.(14)(25)	First lien senior secured loan	S+	4.75%		12/2030	40,875	40,449	40,773
TBRS, Inc. (dba TEAM Technologies)(14)(25)	First lien senior secured loan	S+	4.75%		11/2031	40,584	40,202	40,382
TBRS, Inc. (dba TEAM Technologies)(10)(14)(25)	First lien senior secured revolving loan	S+	4.75%		11/2030	346	316	318
							651,228	660,582	8.6%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(13)(25)	First lien senior secured loan	S+	5.25%		10/2030	5,844	5,741	5,844
Allied Benefit Systems Intermediate LLC(14)(25)	First lien senior secured delayed draw term loan	S+	5.25%		10/2030	1,072	1,053	1,072
Belmont Buyer, Inc. (dba Valenz)(10)(14)(25)	First lien senior secured loan	S+	6.50%		6/2029	4,710	4,627	4,710
Belmont Buyer, Inc. (dba Valenz)(15)(25)	First lien senior secured loan	S+	5.25%		6/2029	2,809	2,740	2,788
Commander Buyer, Inc. (dba CenExel)(14)(25)	First lien senior secured loan	S+	4.75%		6/2032	56,242	55,936	55,936
Confluent Health, LLC(13)(25)	First lien senior secured loan	S+	5.00%		11/2028	4,938	4,796	4,752

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Covetrus, Inc.(14)(25)	Second lien senior secured loan	S+	9.25%		10/2030	30,000	28,822	28,350
Engage Debtco Limited(14)(25)(27)	First lien senior secured loan	S+	3.33%	2.75%	7/2029	1,583	1,539	1,515
Engage Debtco Limited(14)(25)(27)	First lien senior secured delayed draw term loan	S+	3.18%	2.54%	7/2029	514	500	492
EresearchTechnology, Inc. (dba Clario)(10)(13)(25)	First lien senior secured loan	S+	4.75%		1/2032	102,565	101,523	101,470
Ex Vivo Parent Inc. (dba OB Hospitalist)(13)(25)	First lien senior secured loan	S+		9.85%	9/2028	124,465	123,093	124,465
KABAFUSION Parent, LLC(14)(25)	First lien senior secured loan	S+	5.00%		11/2031	31,033	30,578	30,878
KABAFUSION Parent, LLC(13)(25)	First lien senior secured loan	S+	5.00%		11/2031	17,824	17,646	17,735
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(14)(25)	First lien senior secured loan	S+	4.75%		12/2029	77,745	76,556	77,745
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(10)(15)(25)	First lien senior secured loan	S+	4.00%		9/2030	617	615	615
Maple Acquisition, LLC (dba Medicus)(15)(25)	First lien senior secured loan	S+	5.00%		5/2031	80,593	79,818	80,593
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(11)(14)(25)	First lien senior secured loan	S+		12.00%	4/2026	145,902	140,011	68,516
National Dentex Labs LLC (fka Barracuda Dental LLC)(11)(16)(25)	First lien senior secured delayed draw term loan	S+		12.00%	4/2026	20,342	14,248	9,561
Natural Partners, LLC(14)(25)(27)	First lien senior secured loan	S+	4.50%		11/2030	7,698	7,587	7,660
OB Hospitalist Group, Inc.(13)(25)	First lien senior secured loan	S+	5.25%		9/2027	165,387	163,228	165,387
Pacific BidCo Inc.(15)(25)(27)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	44,138	43,178	43,586
Pacific BidCo Inc.(15)(25)(27)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	4,581	4,476	4,524
PetVet Care Centers, LLC(13)(25)	First lien senior secured loan	S+	6.00%		11/2030	131,674	129,347	124,432
Physician Partners, LLC(14)(25)	First lien senior secured loan	S+	6.00%		12/2029	11,430	10,825	10,344
Physician Partners, LLC(6)(14)(25)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	6,432	4,032	3,184
Plasma Buyer LLC (dba PathGroup)(14)(25)	First lien senior secured loan	S+	5.75%		5/2029	1,324	1,296	1,281
Plasma Buyer LLC (dba PathGroup)(14)(25)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	50	49	48
Plasma Buyer LLC (dba PathGroup)(10)(14)(25)	First lien senior secured revolving loan	S+	5.75%		5/2028	151	148	146
PPV Intermediate Holdings, LLC(14)(25)	First lien senior secured loan	S+	5.75%		8/2029	28,630	28,119	28,630
PPV Intermediate Holdings, LLC(14)(25)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	1,768	1,738	1,768
Premier Imaging, LLC (dba LucidHealth)(14)(25)	First lien senior secured loan	S+	2.34%	3.66%	3/2026	48,838	48,789	46,396
Premise Health Holding Corp.(13)(25)	First lien senior secured loan	S+	5.25%		3/2031	62,207	61,287	62,207
Premise Health Holding Corp.(10)(13)(25)	First lien senior secured revolving loan	S+	5.25%		2/2030	487	419	487
Quva Pharma, Inc.(14)(25)	First lien senior secured loan	S+	5.50%		4/2028	66,975	65,829	66,305
Quva Pharma, Inc.(14)(25)	First lien senior secured loan	S+	5.50%		4/2026	15,520	15,298	15,364
SimonMed, Inc.(10)(14)(25)	First lien senior secured loan	S+	4.75%		2/2032	800	797	796
SimonMed, Inc.(10)(13)(25)	First lien senior secured revolving loan	S+	4.75%		2/2031	24	24	24
Soleo Holdings, Inc.(14)(25)	First lien senior secured loan	S+	4.50%		2/2032	60,992	60,701	60,992
Tivity Health, Inc.(13)(25)	First lien senior secured loan	S+	5.00%		6/2029	982	973	982

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(3)	Fair Value	% of Net Assets
Unified Women's Healthcare, LP(14)(25)	First lien senior secured loan	S+	5.50%		6/2029		1,776	1,756	1,776
Unified Women's Healthcare, LP(13)(25)	First lien senior secured loan	S+	5.50%		6/2029		39,436	39,021	39,436
Unified Women's Healthcare, LP(13)(25)	First lien senior secured delayed draw term loan	S+	5.25%		6/2029		17,227	17,053	17,227
Valeris, Inc. (fka Phantom Purchaser, Inc.)(14)(25)	First lien senior secured loan	S+	5.00%		9/2031		42,344	41,738	42,238
Vermont Aus Pty Ltd(21)(25)(27)	First lien senior secured AUD term loan	BB+	5.75%		3/2028	A$	2,582	1,654	1,683
								1,439,204	1,363,940	17.8%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(14)(25)	First lien senior secured loan	S+	5.75%		8/2028		162,469	160,052	160,845
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(25)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		31,721	31,057	31,404
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(25)	First lien senior secured revolving loan	S+	5.75%		8/2026		8,750	8,602	8,575
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(13)(25)	First lien senior secured loan	S+	5.00%		8/2031		88,826	87,663	88,826
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)(25)	First lien senior secured loan	S+	5.75%		10/2028		24,760	24,044	24,265
Indikami Bidco, LLC (dba IntegriChain)(13)(25)	First lien senior secured loan	S+	4.00%	2.50%	12/2030		21,563	21,144	21,347
Indikami Bidco, LLC (dba IntegriChain)(10)(13)(25)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		334	315	331
Indikami Bidco, LLC (dba IntegriChain)(10)(13)(25)	First lien senior secured revolving loan	S+	6.00%		6/2030		1,586	1,554	1,565
Inovalon Holdings, Inc.(14)(25)	First lien senior secured loan	S+	3.00%	2.75%	11/2028		151,222	151,008	151,222
Inovalon Holdings, Inc.(14)(25)	Second lien senior secured loan	S+		8.50%	11/2033		59,298	59,298	59,298
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(25)(27)	First lien senior secured loan	S+	6.50%		8/2026		169,488	167,621	166,098
Interoperability Bidco, Inc. (dba Lyniate)(10)(14)(25)	First lien senior secured loan	S+	5.75%		3/2028		72,592	72,243	71,231
Modernizing Medicine, Inc. (dba ModMed)(14)(25)	First lien senior secured loan	S+	2.50%	2.75%	4/2032		763	755	755
RL Datix Holdings (USA), Inc.(15)(25)	First lien senior secured loan	S+	5.25%		4/2031		56,403	55,714	56,121
RL Datix Holdings (USA), Inc.(22)(25)	First lien senior secured GBP term loan	SA+	5.25%		4/2031		£26,120	32,066	35,614
RL Datix Holdings (USA), Inc.(10)(15)(25)	First lien senior secured revolving loan	S+	5.25%		10/2030		2,448	2,361	2,392
Salinger Bidco Inc. (dba Surgical Information Systems)(14)(25)	First lien senior secured loan	S+	5.75%		8/2031		41,293	40,657	41,293
Salinger Bidco Inc. (dba Surgical Information Systems)(10)(14)(25)	First lien senior secured revolving loan	S+	5.75%		5/2031		799	758	799
								916,912	921,981	12.0%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(25)	First lien senior secured loan	S+	4.50%	2.50%	11/2026		196,588	196,259	181,038
Mario Midco Holdings, Inc. (dba Len the Plumber)(13)(25)	Unsecured facility	S+		10.75%	4/2032		8,519	8,310	8,221
Mario Purchaser, LLC (dba Len the Plumber)(13)(25)	First lien senior secured loan	S+	5.75%		4/2029		27,915	27,333	27,148
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(25)	First lien senior secured revolving loan	S+	5.75%		4/2028		322	294	269

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
SimpliSafe Holding Corporation(13)(25)	First lien senior secured loan	S+	6.25%		5/2028	9,000	8,887	9,000
							241,083	225,676	2.9%
Human resource support services
Cornerstone OnDemand, Inc.(13)(25)	Second lien senior secured loan	S+	6.50%		10/2029	160,417	153,240	147,583
IG Investments Holdings, LLC (dba Insight Global)(14)(25)	First lien senior secured loan	S+	5.00%		9/2028	117,731	116,547	117,731
							269,787	265,314	3.5%
Infrastructure and environmental services
AWP Group Holdings, Inc.(10)(13)(25)	First lien senior secured loan	S+	4.75%		12/2030	959	932	949
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(10)(14)(25)	First lien senior secured loan	S+	5.00%		1/2031	45,606	45,040	45,606
GI Apple Midco LLC (dba Atlas Technical Consultants)(13)(25)	First lien senior secured loan	S+	6.75%		4/2030	932	920	922
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(25)	First lien senior secured revolving loan	S+	6.75%		4/2029	2	1	1
KENE Acquisition, Inc. (dba Entrust Solutions Group)(10)(14)(25)	First lien senior secured loan	S+	5.25%		2/2031	18,412	17,973	18,366
LineStar Integrity Services LLC(15)(25)	First lien senior secured loan	S+	7.25%		2/2026	71,375	69,939	72,447
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(14)(25)	First lien senior secured loan	S+	5.75%		3/2029	313	308	313
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(14)(25)	First lien senior secured loan	S+	5.75%		3/2028	1,534	1,509	1,534
Vessco Midco Holdings, LLC(10)(13)(25)	First lien senior secured loan	S+	4.75%		7/2031	56,150	55,440	55,869
							192,062	196,007	2.6%
Insurance
AmeriLife Holdings LLC(15)(25)	First lien senior secured loan	S+	4.75%		8/2029	11,417	11,170	11,360
AmeriLife Holdings LLC(10)(14)(25)	First lien senior secured delayed draw term loan	S+	4.84%		8/2029	1,676	1,652	1,667
AmeriLife Holdings LLC(10)(14)(25)	First lien senior secured revolving loan	S+	4.75%		8/2028	83	78	78
Brightway Holdings, LLC(14)(25)	First lien senior secured loan	S+	5.75%		12/2027	51,092	50,483	51,092
Brightway Holdings, LLC(10)(13)(25)	First lien senior secured revolving loan	S+	5.75%		12/2027	2,529	2,473	2,529
Diamond Mezzanine 24 LLC (dba United Risk)(14)(25)	First lien senior secured loan	S+	5.00%		10/2030	23,878	23,624	23,878
Evolution BuyerCo, Inc. (dba SIAA)(14)(25)	First lien senior secured loan	S+	4.75%		4/2030	841	833	841
Evolution BuyerCo, Inc. (dba SIAA)(10)(13)(25)	First lien senior secured delayed draw term loan	S+	4.75%		4/2030	19	17	19
Galway Borrower LLC(10)(14)(25)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	627	623	627
Integrity Marketing Acquisition, LLC(14)(25)	First lien senior secured loan	S+	5.00%		8/2028	97,000	95,919	97,000
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(13)(25)	First lien senior secured loan	S+		10.60%	7/2030	63,260	62,694	63,260
Norvax, LLC (dba GoHealth)(13)(25)	First lien senior secured revolving loan	S+	6.50%		9/2025	6,198	6,198	4,896
Simplicity Financial Marketing Group Holdings, Inc.(13)(25)	First lien senior secured loan	S+	5.00%		12/2031	40,880	40,306	40,471
Simplicity Financial Marketing Group Holdings, Inc.(10)(15)(25)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	2,426	2,363	2,359

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
THG Acquisition, LLC (dba Hilb)(10)(13)(25)	First lien senior secured loan	S+	4.50%		10/2031	39,243	38,681	38,808
THG Acquisition, LLC (dba Hilb)(10)(13)(25)	First lien senior secured revolving loan	S+	4.75%		10/2031	323	284	280
Trucordia Insurance Holdings, LLC(13)(25)	Second lien senior secured loan	S+	5.75%		6/2033	150,000	148,505	148,500
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(13)(25)	First lien senior secured loan	S+	5.00%		12/2029	52,246	51,819	52,246
							537,722	539,911	7.0%
Internet software and services
AI Titan Parent, Inc. (dba Prometheus Group)(13)(25)	First lien senior secured loan	S+	4.50%		8/2031	7,547	7,352	7,472
AlphaSense, Inc.(14)(25)	First lien senior secured loan	S+	6.25%		6/2029	707	701	701
Anaplan, Inc.(14)(25)	First lien senior secured loan	S+	4.50%		6/2029	54,526	54,526	54,526
Aptean Acquiror, Inc. (dba Aptean)(14)(25)	First lien senior secured loan	S+	4.75%		1/2031	19,309	18,933	19,309
Armstrong Bidco Limited(22)(25)(27)	First lien senior secured GBP delayed draw term loan	SA+	5.00%		6/2029	£2,960	3,584	4,036
Artifact Bidco, Inc. (dba Avetta)(14)(25)	First lien senior secured loan	S+	4.25%		7/2031	12,011	11,903	12,011
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(13)(25)	First lien senior secured loan	S+	6.00%		3/2031	15,817	15,567	15,817
Barracuda Parent, LLC(6)(14)(25)	First lien senior secured loan	S+	4.50%		8/2029	12,732	11,947	10,533
Bayshore Intermediate #2, L.P. (dba Boomi)(13)(25)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	87,166	86,905	87,166
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(14)(25)	First lien senior secured revolving loan	S+	5.75%		10/2027	886	867	886
BCTO BSI Buyer, Inc. (dba Buildertrend)(14)(25)	First lien senior secured loan	S+	6.50%		12/2026	71,141	70,793	71,141
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(14)(25)	First lien senior secured loan	S+	5.50%		8/2027	23,040	22,499	22,437
CivicPlus, LLC(14)(25)	First lien senior secured loan	S+	5.50%		8/2030	70,616	70,270	70,440
Coupa Holdings, LLC(14)(25)	First lien senior secured loan	S+	5.25%		2/2030	1,555	1,541	1,555
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(15)(25)	Unsecured notes	S+		11.75%	6/2034	19,781	19,557	19,781
Crewline Buyer, Inc. (dba New Relic)(13)(25)	First lien senior secured loan	S+	6.75%		11/2030	148,219	145,707	146,737
Delinea Buyer, Inc. (f/k/a Centrify)(14)(25)	First lien senior secured loan	S+	5.75%		3/2028	87,979	86,895	87,979
EET Buyer, Inc. (dba e-Emphasys)(14)(25)	First lien senior secured loan	S+	4.75%		11/2027	23,308	22,973	23,308
Einstein Parent, Inc. (dba Smartsheet)(14)(25)	First lien senior secured loan	S+	6.50%		1/2031	43,387	42,944	42,953
Forescout Technologies, Inc.(14)(25)	First lien senior secured loan	S+	5.00%		5/2031	97,217	96,444	97,217
Granicus, Inc.(14)(25)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	17,755	17,511	17,755
Granicus, Inc.(14)(25)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	2,630	2,581	2,617
Granicus, Inc.(10)(17)(25)	First lien senior secured revolving loan	P+	4.25%		1/2031	345	337	345
GS Acquisitionco, Inc. (dba insightsoftware)(10)(14)(25)	First lien senior secured loan	S+	5.25%		5/2028	9,558	9,332	9,509
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(25)(27)	First lien senior secured loan	S+	6.50%		4/2027	51,567	51,310	51,567
Hyland Software, Inc.(13)(25)	First lien senior secured loan	S+	5.00%		9/2030	66,471	66,471	66,471

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Icefall Parent, Inc. (dba EngageSmart)(14)(25)	First lien senior secured loan	S+	5.75%		1/2030	33,278	32,717	33,278
JS Parent, Inc. (dba Jama Software)(14)(25)	First lien senior secured loan	S+	4.75%		4/2031	905	901	905
Litera Bidco LLC(10)(13)(25)	First lien senior secured loan	S+	5.00%		5/2028	162,135	161,410	161,730
MINDBODY, Inc.(14)(25)	First lien senior secured loan	S+	6.00%		9/2027	62,018	61,982	62,018
Ministry Brands Holdings, LLC(13)(25)	First lien senior secured loan	S+	5.50%		12/2028	11,944	11,664	11,854
Ministry Brands Holdings, LLC(10)(17)(25)	First lien senior secured revolving loan	P+	4.50%		12/2027	90	83	82
PDI TA Holdings, Inc.(10)(14)(25)	First lien senior secured loan	S+	5.50%		2/2031	41,709	40,866	41,271
QAD, Inc.(13)(25)	First lien senior secured loan	S+	4.75%		11/2027	72,363	71,501	72,363
Securonix, Inc.(14)(25)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	1,727	1,610	1,550
Securonix, Inc.(10)(14)(25)(32)	First lien senior secured revolving loan	S+	7.00%		4/2029	7	(11)	(24)
Sitecore Holding III A/S(14)(25)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	4,432	4,409	4,432
Sitecore Holding III A/S(19)(25)	First lien senior secured EUR term loan	E+	3.25%	4.00%	3/2029	€25,715	27,011	30,186
Sitecore USA, Inc.(14)(25)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	26,722	26,585	26,722
Spaceship Purchaser, Inc. (dba Squarespace)(14)(25)	First lien senior secured loan	S+	5.00%		10/2031	17,398	17,058	17,398
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(25)	First lien senior secured loan	S+	5.50%		6/2028	105,625	104,638	105,625
When I Work, Inc.(14)(25)	First lien senior secured loan	S+	5.50%		11/2027	32,796	31,534	31,976
Zendesk, Inc.(10)(14)(25)	First lien senior secured loan	S+	5.00%		11/2028	101,825	100,120	101,825
							1,633,528	1,647,460	21.4%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(15)(25)(27)	First lien senior secured loan	S+	5.25%		7/2031	208,759	205,759	208,759
Eternal Buyer, LLC (dba Wedgewood Weddings)(14)(25)	First lien senior secured loan	S+	4.75%		6/2032	35,000	34,826	34,825
Troon Golf, L.L.C.(10)(14)(25)	First lien senior secured loan	S+	4.75%		8/2028	86,661	85,885	86,661
							326,470	330,245	4.3%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(13)(25)	First lien senior secured loan	S+	6.00%		10/2028	149,610	146,919	148,488
FR Flow Control CB LLC (dba Trillium Flow Technologies)(14)(25)(27)	First lien senior secured loan	S+	5.00%		12/2029	31,741	31,381	31,502
FR Flow Control CB LLC (dba Trillium Flow Technologies)(10)(13)(25)(27)	First lien senior secured revolving loan	S+	5.00%		12/2029	580	545	541
Helix Acquisition Holdings, Inc. (dba MW Industries)(13)(25)	First lien senior secured loan	S+	7.00%		3/2030	946	924	939
JSG II, Inc.(13)(25)	First lien senior secured loan	S+	4.50%		6/2026	13,424	13,402	13,390
Loparex Midco B.V.(14)(25)	First lien senior secured loan	S+	6.00%		2/2027	790	790	790
Loparex Midco B.V.(14)(25)	First lien senior secured loan	S+	4.50%		7/2027	4,122	3,787	3,957
Loparex Midco B.V.(14)(25)	Second lien senior secured loan	S+	8.75%		7/2027	112,000	109,243	103,600
Loparex Midco B.V.(14)(25)	Second lien senior secured loan	S+	8.50%		7/2027	21,000	20,189	20,160
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(14)(25)	First lien senior secured loan	S+	6.00%		7/2027	106,278	105,580	103,627
MHE Intermediate Holdings, LLC (dba OnPoint Group)(14)(25)	First lien senior secured loan	S+	6.25%		7/2027	2,488	2,447	2,444

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Sonny's Enterprises, LLC(10)(14)(25)	First lien senior secured loan	S+	5.50%		8/2028	291,382	288,492	289,197
Sonny's Enterprises, LLC(10)(14)(25)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	9,233	9,028	9,233
Sonny's Enterprises, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	5.50%		8/2027	12,016	11,899	11,839
							744,626	739,707	9.6%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(14)(25)	First lien senior secured loan	S+	4.25%		3/2032	861	855	861
							855	861	—%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(14)(25)	First lien senior secured loan	S+	5.00%		6/2031	25,974	25,625	25,649
Essential Services Holding Corporation (dba Turnpoint)(10)(14)(25)	First lien senior secured revolving loan	S+	5.00%		6/2030	382	355	342
Gerson Lehrman Group, Inc.(14)(25)	First lien senior secured loan	S+	5.00%		12/2027	155,495	154,143	155,495
Guidehouse Inc.(13)(25)	First lien senior secured loan	S+	3.00%	2.00%	12/2030	49,180	48,222	48,934
Paris US Holdco, Inc. (dba Precinmac)(10)(13)(25)	First lien senior secured loan	S+	4.75%		12/2031	28,914	28,477	28,751
Relativity ODA LLC(13)(25)	First lien senior secured loan	S+	4.50%		5/2029	101,311	100,555	101,311
Sensor Technology Topco, Inc. (dba Humanetics)(10)(14)(25)	First lien senior secured loan	S+	7.00%		5/2028	89,806	89,381	89,806
Sensor Technology Topco, Inc. (dba Humanetics)(10)(19)(25)	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028	€15,370	16,427	18,054
Vensure Employer Services, Inc.(13)(25)	First lien senior secured loan	S+	4.76%		9/2031	1,810	1,778	1,792
							464,963	470,134	6.1%
Specialty retail
Galls, LLC(10)(14)(25)	First lien senior secured loan	S+	5.00%	1.50%	3/2030	135,843	133,883	135,843
Galls, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	6.00%		3/2030	4,501	4,347	4,501
Milan Laser Holdings LLC(14)(25)	First lien senior secured loan	S+	5.00%		4/2027	63,256	62,540	62,308
Notorious Topco, LLC (dba Beauty Industry Group)(14)(25)	First lien senior secured loan	S+	4.75%	2.50%	11/2027	186,452	178,478	131,449
Notorious Topco, LLC (dba Beauty Industry Group)(14)(25)	First lien senior secured revolving loan	S+	6.75%		5/2027	14,859	14,352	10,476
The Shade Store, LLC(14)(25)	First lien senior secured loan	S+	6.00%		10/2029	100,641	96,841	95,357
The Shade Store, LLC(14)(25)	First lien senior secured loan	S+	7.00%		10/2029	12,269	12,098	11,870
The Shade Store, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	6.00%		10/2028	2,701	2,470	2,156
							505,009	453,960	5.9%
Telecommunications
EOS Finco S.A.R.L(6)(11)(14)(25)(27)	First lien senior secured loan	S+		6.00%	10/2029	37,657	22,329	9,787
Park Place Technologies, LLC(10)(14)(25)	First lien senior secured loan	S+	5.25%		3/2031	12,618	12,376	12,586
Park Place Technologies, LLC(10)(14)(25)	First lien senior secured revolving loan	S+	5.25%		3/2030	405	392	401
PPT Holdings III, LLC (dba Park Place Technologies)(25)(30)	First lien senior secured loan	N/A		12.75%	3/2034	4,405	4,285	4,405
							39,382	27,179	0.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(13)(25)	First lien senior secured loan	S+	5.00%		5/2030	4,456	4,456	4,456
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(13)(25)	First lien senior secured revolving loan	S+	5.00%		5/2029	214	211	214
Lytx, Inc.(13)(25)	First lien senior secured loan	S+	5.00%		2/2028	71,005	71,005	71,005
							75,672	75,675	1.0%
Total non-controlled/non-affiliated debt investments							$13,798,683	$13,661,070	177.8%
Total non-controlled/non-affiliated misc. debt commitments(10)(32)(Note 8)							$(5,151)	$(4,110)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$13,793,532	$13,656,960	177.8%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(12)(25)(26)	Class A Common Stock	N/A			N/A	46,605	2,557	8,776
Space Exploration Technologies Corp.(12)(25)(26)	Class C Common Stock	N/A			N/A	9,360	446	1,762
							3,003	10,538	0.1%
Asset based lending and fund finance
Amergin Asset Management, LLC(12)(25)(26)	Class A Units	N/A			N/A	50,000,000	382	2,165
							382	2,165	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(7)(12)(25)(26)(27)	LP Interest	N/A			N/A	73,986	77,389	88,847
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(25)(26)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	242,899	239,312	242,899
							316,701	331,746	4.3%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(12)(25)(26)	Class A-2 Common Units	N/A			N/A	2,613,518	1,920	372
Dodge Construction Network Holdings, L.P.(14)(25)(26)	Series A Preferred Units	S+		8.25%	N/A	—	50	32
							1,970	404	—%
Business services
Denali Holding, LP (dba Summit Companies)(12)(25)(26)	Class A Units	N/A			N/A	337,460	10,594	15,855
Hercules Buyer, LLC (dba The Vincit Group)(12)(25)(26)(29)	Common Units	N/A			N/A	751,184	2,728	3,226
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(25)(26)	Perpetual Preferred Stock	S+		11.00%	N/A	2,640,000	18,558	18,787
							31,880	37,868	0.5%
Consumer Products
ASP Conair Holdings LP(12)(25)(26)	Class A Units	N/A			N/A	73,571	7,442	5,519
							7,442	5,519	0.1%
Containers and Packaging
TCB Holdings I LLC (dba TricorBraun)(25)(26)(30)	Class A Preferred Units	N/A		14.00%	N/A	43,500	44,741	44,887
							44,741	44,887	0.6%
Financial services
Blend Labs, Inc.(12)(25)(26)	Warrants	N/A			N/A	179,529	975	2
							975	2	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Food and beverage
Hissho Sushi Holdings, LLC(12)(25)(26)	Class A Units	N/A			N/A	15,004	155	213
							155	213	—%
Healthcare equipment and services
KPCI Holdings, L.P.(12)(25)(26)	Class A Units	N/A			N/A	36,594	49,185	104,671
Maia Aggregator, LP(12)(25)(26)	Class A-2 Units	N/A			N/A	280,899	268	262
Patriot Holdings SCSp (dba Corza Health, Inc.)(25)(26)(27)(30)	Class A Units	N/A		8.00%	N/A	9,739	13,478	13,403
Patriot Holdings SCSp (dba Corza Health, Inc.)(12)(25)(26)(27)	Class B Units	N/A			N/A	134,107	266	308
Rhea Acquisition Holdings, LP(12)(25)(26)	Series A-2 Units	N/A			N/A	238,095	260	288
							63,457	118,932	1.5%
Healthcare providers and services
Baypine Commander Co-Invest, LP(12)(25)(26)(27)	LP Interest	N/A			N/A	3,067,771	3,068	3,068
KOBHG Holdings, L.P. (dba OB Hospitalist)(12)(25)(26)	Class A Interests	N/A			N/A	9,687	9,376	9,423
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(12)(25)(26)	Class A Interest	N/A			N/A	542	5,522	7,324
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(25)(26)(30)	Series A Preferred Stock	N/A		15.00%	N/A	15,050	18,313	17,222
XOMA Corporation(12)(25)(26)	Warrants	N/A			N/A	36,000	269	354
							36,548	37,391	0.5%
Healthcare technology
BEHP Co-Investor II, L.P.(12)(25)(26)(27)	LP Interest	N/A			N/A	1,269,969	823	1,670
Minerva Holdco, Inc.(25)(26)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	9,000	12,720	12,810
ModMed Software Midco Holdings, Inc. (dba ModMed)(25)(26)(30)	Series A Preferred Units	N/A		13.00%	N/A	169,738	165	165
WP Irving Co-Invest, L.P.(12)(25)(26)(27)	Partnership Units	N/A			N/A	1,250,000	736	1,644
							14,444	16,289	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(25)(26)(30)	Series A Preferred Stock	N/A		10.50%	N/A	51,250	70,843	65,009
							70,843	65,009	0.8%
Insurance
Accelerate Topco Holdings, LLC(12)(25)(26)	Common Units	N/A			N/A	5,642	254	269
Evolution Parent, LP (dba SIAA)(12)(25)(26)	LP Interest	N/A			N/A	51,757	5,279	6,378
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(12)(25)(26)	LP Interest	N/A			N/A	105,132	1,053	1,050
Hockey Parent Holdings, L.P.(12)(25)(26)	Class A Common Units	N/A			N/A	17,500	18,225	21,000
PCF Holdco, LLC (dba Trucordia)(12)(25)(26)	Warrants	N/A			N/A	1,624,016	5,437	4,271
PCF Holdco, LLC (dba Trucordia)(25)(26)(30)	Preferred equity	N/A		14.00%	N/A	28,978,393	22,315	28,978
							52,563	61,946	0.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Internet and software services
AlphaSense, LLC(12)(25)(26)	Series E Preferred Shares	N/A			N/A	3,386	153	165
BCTO WIW Holdings, Inc. (dba When I Work)(12)(25)(26)	Class A Common Stock	N/A			N/A	70,000	4,355	3,773
Bird Holding B.V. (fka MessageBird Holding B.V.)(12)(25)(26)(27)	Extended Series C Warrants	N/A			N/A	148,430	790	216
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(12)(25)(26)	Common Units	N/A			N/A	9,233,282	10,049	14,973
Elliott Alto Co-Investor Aggregator L.P.(12)(25)(26)(27)	LP Interest	N/A			N/A	6,007	7,542	10,895
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(12)(25)(26)(27)	LP Interest	N/A			N/A	1,704	1,811	2,134
Project Alpine Co-Invest Fund, LP(12)(25)(26)(27)	LP Interest	N/A			N/A	12,000	12,582	15,759
Project Hotel California Co-Invest Fund, L.P.(6)(12)(25)(26)(27)	LP Interest	N/A			N/A	4,027	4,182	7,407
Thunder Topco L.P. (dba Vector Solutions)(12)(25)(26)	Common Units	N/A			N/A	5,968,267	6,324	7,100
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(25)(26)(30)	Series A Preferred Stock	N/A		11.00%	N/A	21,250	26,291	28,855
WMC Bidco, Inc. (dba West Monroe)(25)(26)(30)	Senior Preferred Stock	N/A		11.25%	N/A	50,077	73,380	74,285
Zoro TopCo, L.P.(12)(25)(26)	Class A Common Units	N/A			N/A	1,064,900	10,830	11,952
Zoro TopCo, Inc.(14)(25)(26)	Series A Preferred Equity	S+		9.50%	N/A	12,779	12,423	12,645
							170,712	190,159	2.5%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(25)(26)	LP Interest	N/A			N/A	48,099	5,395	7,455
Windows Entities(25)(26)(28)	LLC Units	N/A			N/A	31,844	60,319	138,629
							65,714	146,084	1.9%
Total non-controlled/non-affiliated portfolio company equity investments							$881,530	$1,069,152	13.9%
Total non-controlled/non-affiliated portfolio company investments							$14,675,062	$14,726,112	191.7%

Non-controlled/affiliated portfolio company investments(23)
Debt Investments
Education
Pluralsight, LLC(14)(25)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	23,123	23,046	23,123
Pluralsight, LLC(14)(25)	First lien senior secured loan	S+		7.50%	8/2029	25,070	24,991	25,070
							48,037	48,193	0.6%
Specialty retail
Ideal Image Development, LLC(10)(11)(14)(25)	First lien senior secured loan	S+		6.50%	2/2029	11,238	10,716	8,513
Ideal Image Development, LLC(10)(11)(14)(25)	First lien senior secured revolving loan	S+	6.00%		2/2029	2,654	2,649	2,535
							13,365	11,048	0.1%
Total non-controlled/affiliated portfolio company debt investments							$61,402	$59,241	0.8%

Equity Investments
Education
Paradigmatic Holdco LLC (dba Pluralsight)(12)(25)(26)	Common stock	N/A			N/A	7,619,079	20,149	19,372
							20,149	19,372	0.3%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Pharmaceuticals
LSI Financing 1 DAC(25)(26)(27)	Preferred equity	N/A			N/A	6,748	6,785	6,206
							6,785	6,206	0.1%
Specialty retail
Ideal Topco, L.P.(12)(25)(26)	Class A-2 Common Units	N/A			N/A	10,365,854	—	—
Ideal Topco, L.P.(12)(25)(26)	Class A-1 Preferred Units	N/A			N/A	24,024,390	19,805	7,047
							19,805	7,047	0.1%
Total non-controlled/affiliated equity portfolio company investments							$46,739	$32,625	0.4%
Total non-controlled/affiliated portfolio company investments							$108,141	$91,866	1.2%

Controlled/affiliated portfolio company investments(24)
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(14)(25)	First lien senior secured loan	S+	8.00%		11/2027	72,529	72,507	72,529
Swipe Acquisition Corporation (dba PLI)(10)(14)(25)	First lien senior secured loan	S+	5.00%		11/2027	41,821	41,531	41,715
							114,038	114,244	1.5%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(25)(27)(30)	First lien senior secured loan	N/A		12.00%	7/2030	64,070	63,927	64,070
AAM Series 2.1 Aviation Feeder, LLC(25)(27)(30)	First lien senior secured loan	N/A		12.00%	11/2030	68,103	67,936	68,103
							131,863	132,173	1.7%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(10)(11)(14)(25)	First lien senior secured loan	S+		6.00%	12/2026	21,629	18,048	1,425
							18,048	1,425	—%
Household products
Walker Edison Furniture Company LLC(11)(14)(25)	First lien senior secured loan	S+		6.75%	3/2027	68,521	45,405	3,826
Walker Edison Furniture Company LLC(10)(11)(13)(25)	First lien senior secured delayed draw term loan	S+		6.75%	3/2027	6,380	5,976	6,380
							51,381	10,206	0.1%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)	First lien senior secured loan	S+	7.50%		4/2028	87,138	86,066	87,138
							86,066	87,138	1.1%
Total controlled/affiliated debt portfolio company investments							$401,396	$345,186	4.5%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(12)(25)(26)	Class A Common Units	N/A			N/A	86,745	48,007	96,376
							48,007	96,376	1.3%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(12)(25)(26)(27)	LLC Interest	N/A			N/A	30,937	31,431	41,730
AAM Series 2.1 Aviation Feeder, LLC(10)(12)(25)(26)(27)	LLC Interest	N/A			N/A	27,380	28,397	47,273
Wingspire Capital Holdings LLC(9)(10)(26)	LLC Interest	N/A			N/A	469,655	469,655	560,819
							529,483	649,822	8.5%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(4)(8)(31)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	% of Net Assets
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(12)(26)	Class A Common Units	N/A			N/A	248,271	4,300	—
							4,300	—	—%
Household products
Walker Edison Holdco LLC(12)(25)(26)	Common Units	N/A			N/A	318,823	23,762	—
							23,762	—	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(12)(26)	Common Units	N/A			N/A	576,276	24,058	25,099
							24,058	25,099	0.3%
Insurance
Fifth Season Investments LLC(25)(26)	Class A Units	N/A			N/A	36	344,398	374,484
							344,398	374,484	4.9%
Joint ventures
Blue Owl Credit SLF LLC(7)(9)(25)(26)(27)	LLC Interest	N/A			N/A	392,667	392,671	389,941
							392,671	389,941	5.1%
Pharmaceuticals
LSI Financing LLC(7)(10)(25)(26)(27)	Common Equity	N/A			N/A	162,415	162,086	169,896
							162,086	169,896	2.2%
Total controlled/affiliated equity company investments							$1,528,765	$1,705,618	22.2%
Total controlled/affiliated portfolio company investments							$1,930,161	$2,050,804	26.7%
Total Investments							$16,713,364	$16,868,782	219.6%

Interest Rate Swaps as of June 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	1/15/2027	$500,000	$(21,069)	$—	$10,762	2027 Notes	Note 5
Interest rate swap	5.95%	S + 2.118%	2/15/2029	600,000	8,347	—	13,502	2029 Notes	Note 5
Interest rate swap	5.95%	S + 1.922%	2/15/2029	400,000	7,556	—	8,812	2029 Notes	Note 5
Interest rate swap	6.20%	S + 2.392%	7/15/2030	500,000	6,424	—	6,424	2030 Notes	Note 5
Total				$2,000,000	$1,258		$39,500

	Forward Contracts as of June 30, 2025
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Change in Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$127,109		£93,449	Goldman Sachs Bank USA	7/17/2025	$(1,223)
Foreign currency forward contract	$248,358		€214,120	Goldman Sachs Bank USA	7/17/2025	(4,306)
Foreign currency forward contract	$1,693	A$	2,588	Goldman Sachs Bank USA	7/17/2025	(11)
Total						$(5,540)
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 26 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)As of June 30, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $82.9 million based on a tax cost basis of $16.8 billion. As of June 30, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $459.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $541.9 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 1 investment.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(6)Level 2 investment.
(7)Investment measured at net asset value (“NAV”).
(8)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 5 “Debt.”
(9)Investment is not pledged as collateral for the credit facilities.
(10)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 8 “Commitments and Contingencies.”

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$76,215	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	1,509	(8)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	143	(1)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	141	(1)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	1,676	316	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	6,721	4,130	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,940	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	11,114	22,693	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	96	1,960	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	23,269	14,249	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1/2026	—	727	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	1,982	4,047	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	117	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	2,015	2,463	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	7,495	4,899	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	—	16,290	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	10/2026	—	247	(2)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	11/2025	456	158	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	15,339	(38)
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	140	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	3,065	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	7,301	4,867	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	22,058	24,066	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	789	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	2,272	13,957	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	5,093	(38)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	7,000	(18)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	19	86	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	15,945	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	6,380	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	4,233	2,619	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	12,498	28,392	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	504	2,604	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2026	—	7,032	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(2)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	121	204	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	558	6,434	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	334	2,588	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	7,747	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	4,762	(83)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	814	7,047	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	31	2,606	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	55	345	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	33,160	2,908	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	15,101	(38)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	16,172	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	32,524	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	3,231	9,308	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	21,731	(272)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	10,110	(126)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	74,767	(373)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	7,442	—
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	955	880	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	17,436	(785)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	48,823	61,728	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	12,722	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	3,996	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	1,406	686	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	41	273	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	43	102	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	2,426	8,497	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	373	—
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	8,651	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	9,233	18,465	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	2,552	29,575	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	1,038	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	2,492	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	32,025	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	6,144	(12)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	278	8,430	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	6,217	6,248	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	182	(1)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	6,460	10,104	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	22,823	(29)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	7,265	15,926	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	32,230	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	943	(9)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	83	917	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	11,667	—
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	7/2027	3,000	—	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	7/2027	448	—	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	1,529	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	2,608	4,637	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,100	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	—	8,144	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	23,817	3,322	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	47	79	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,758	—
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	16,190	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,538	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	886	6,500	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	8,750	8,750	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	9,563	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	233	203	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,440	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	27,932	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	2,529	2,734	—
Cadence, Inc.	First lien senior secured revolving loan	5/2026	3,802	3,538	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	102	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	577	1,097	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,112	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	4,887	(12)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	5/2028	65	146	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	10,226	(51)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	107	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	16,401	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	14,870	(149)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,663	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	12,168	(61)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	6,817	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	9,079	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	—	1,188	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	9,481	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	17,976	(90)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	303	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	2,409	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,488	(45)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	382	2,801	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	8,114	(81)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	7,000	(35)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	52	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	8,197	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	2,085	8,419	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	13,965	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	903	2,708	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	4,791	(24)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	580	4,640	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	343	343	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	4,537	—
Galls, LLC	First lien senior secured revolving loan	3/2030	4,501	11,867	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	123	269	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	4,809	12,365	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	7,891	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	2	109	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	2,042	(41)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	345	2,122	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	18	229	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2027	—	16,250	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	25,214	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	5,792	10,756	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	2,379	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	3,198	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	3,169	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	12,513	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	200	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,586	501	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,623	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	11,175	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	451	5,190	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	4,007	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	3,889	(19)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	2,360	(6)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	272	817	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	10,690	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	214	262	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	11,118	1,235	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	9,903	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	8,595	(21)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	12,129	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	322	1,611	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	7,643	11,464	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	8,112	(122)
MINDBODY, Inc.	First lien senior secured revolving loan	9/2027	—	6,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	90	987	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	20,009	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	(1)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	18,843	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	10,817	109	—
National Dentex Labs LLC (fka Barracuda Dental LLC)*	First lien senior secured revolving loan	4/2026	43	—	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	557	(3)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	266	3,789	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	4,451	3,093	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	2,210	—
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	9/2025	6,198	—	—
Notorious Topco, LLC (dba Beauty Industry Group)*	First lien senior secured revolving loan	5/2027	14,859	—	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	21,999	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(1)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	16,142	(202)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	149	3,572	—
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	405	975	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	1,157	15,036	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	1,345	2,017	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	18,299	(1,006)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	5,443	(14)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	91	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	151	1	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	2,081	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	487	6,816	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	139	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	2,918	20,426	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	9,429	—
Quva Pharma, Inc.*	First lien senior secured revolving loan	4/2026	5,182	—	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	8,655	—
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	4,480	(11)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	2,448	8,691	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	799	3,197	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	4,174	4,826	—
Securonix, Inc.	First lien senior secured revolving loan	4/2029	7	298	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	7,269	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	82	107	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	5,464	(55)
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	24	73	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	85	114	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	8,651	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	4,444	(44)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	12,016	11,681	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	2,076	—
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	1,566	1,044	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(32)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	8,487	4,323	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	42	98	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	32	221	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	346	5,239	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	917	14,314	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	2,701	7,689	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	323	4,031	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	8,545	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	6,248	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	1,755	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	177	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	5,335	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	1,708	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	5,521	(28)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	14,522	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	5,088	(127)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	7,100	(18)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	9,564	(7)
Total non-controlled/non-affiliated - debt commitments			$419,691	$1,658,220	$(4,110)
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$9,524	$—
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	5,437	1,615	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	3,810	—
Total non-controlled/affiliated - debt commitments			$5,437	$14,949	$—
Controlled/affiliated - debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	$2,970	$1,327	$—
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	12/2026	5,513	331	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	12,457	890	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	14,575	—	—
Total controlled/affiliated - debt commitments			$35,515	$2,548	$—
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	$30,937	$57,936	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	27,380	17,150	—
Wingspire Capital Holdings LLC	LLC Interest	N/A	469,655	30,345	—
LSI Financing LLC	Common Equity	N/A	162,415	81,750	—
Total controlled/affiliated - equity commitments			$690,387	$187,181	$—
Total Portfolio Company Commitments			$1,151,030	$1,862,898	$(4,110)
*Fully funded
(11)Loan was on non-accrual status as of June 30, 2025.
(12)Non-income producing.
(13)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
(14)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2025 was 4.29%.
(15)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2025 was 4.15%.
(16)The interest rate on these loans is subject to 12 month SOFR, which as of June 30, 2025 was 3.88%.
(17)The interest rate on these loans is subject to Prime, which as of June 30, 2025 was 7.50%.
(18)The interest rate on this loan is subject to 1 month EURIBOR, which as of June 30, 2025 was 1.93%.
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2025 was 1.94%.
(20)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2025 was 2.05%.
(21)The interest rate on this loan is subject to 3 month BBSY, which as of June 30, 2025 was 3.60%.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(22)The interest rate on this loan is subject to SONIA, which as of June 30, 2025 was 4.22%.
(23)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended June 30, 2025 were as follows:

($ in thousands)	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of June 30, 2025	Interest and PIK Income	Dividend Income	Other Income
Non-Controlled Affiliates
LSI Financing 1 DAC	$4,771	$3,041	$(1,001)	$(605)	$6,206	$—	$555	$—
LSI Financing LLC	158,824	—	(158,824)	—	—	—	—	—
Ideal Image Development, LLC	16,183	19,749	(3,651)	(14,186)	18,095	289	—	23
Pluralsight, Inc.	55,282	12,903	—	(620)	67,565	2,449	—	47
Total Non-Controlled Affiliates	$235,060	$35,693	$(163,476)	$(15,411)	$91,866	$2,738	$555	$70
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
(24)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended June 30, 2025, were as follows:

($ in thousands)	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of June 30, 2025	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$75,111	$23,943	$(460)	$7,206	$105,800	$3,333	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	77,680	27,544	(2,488)	12,640	115,376	3,651	—	—
Blue Owl Credit SLF LLC(c)	295,476	99,248	—	(4,783)	389,941	—	18,687	—
Eagle Infrastructure Super LLC	111,801	172	—	264	112,237	5,398	1,459	25
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	223,274	142,041	—	9,169	374,484	—	19,738	—
LSI Financing LLC	—	222,252	(57,345)	4,989	169,896	—	6,210	—
PS Operating Company LLC (fka QC Supply, LLC)	2,916	664	(336)	(1,819)	1,425	—	—	—
Swipe Acquisition Corporation (dba PLI)	200,472	6,295	—	3,853	210,620	6,417	1,780	31
Walker Edison Furniture Company, LLC	12,411	9,012	(111)	(11,106)	10,206	—	—	—
Wingspire Capital Holdings LLC	508,887	38,250	—	13,682	560,819	—	21,000	—
Total Controlled Affiliates	$1,508,028	$569,421	$(60,740)	$34,095	$2,050,804	$18,799	$68,874	$56
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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(25)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $2.8 billion or 36.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	7/1/2022
Alphasense, LLC	Series E Preferred Shares	6/27/2024
Amergin Asset Management, LLC	Class A Units	7/1/2022
Accelerate Topco Holdings, LLC	Common Units	9/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
Baypine Commander Co-Invest, LP	Limited Partner Interest	6/24/2025
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	11/2/2021
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
Blend Labs, Inc.	Warrants	7/2/2021
Blue Owl Credit SLF LLC*	LLC Interest	8/1/2024
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Denali Holding, LP (dba Summit Companies)	Class A Units	9/15/2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	2/23/2022
Eagle Infrastructure Services, LLC	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC**	Class A Units	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings, L.P.	Class A Common Units	9/14/2023
Ideal Topco, L.P.	Class A-1 Preferred Units	2/20/2024
Ideal Topco, L.P.	Class A-2 Common Units	2/20/2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Holdings, L.P.	Class A Units	11/30/2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC**	Preferred equity	12/14/2022
LSI Financing LLC**	Common Equity	11/25/2024
Maia Aggregator, LP	Class A-2 Units	2/1/2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Senior A Preferred Stock	2/15/2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	4/30/2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	12/23/2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	2/16/2023
PCF Holdco, LLC (dba Trucordia)	Warrants	2/16/2023
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	8/22/2024
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2025
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
* Refer to Note 4 “Investments – Credit SLF LLC” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(27)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2025, non-qualifying assets represented 13.0% of total assets as calculated in accordance with the regulatory requirements.
(28)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.1 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million and Fairchester Custom Windows with a fair value of $7.6 million as of June 30, 2025. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(29)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(30)Investment contains a fixed-rate structure.
(31)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Total non-controlled/affiliated portfolio company equity investments						$187,004	$189,088	3.2%
Total non-controlled/affiliated portfolio company investments						$233,105	$235,060	3.9%

Controlled/affiliated portfolio company investments(25)
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(13)(26)	First lien senior secured loan	S+	8.00%	11/2027	67,268	67,268	67,268	1.1%
Swipe Acquisition Corporation (dba PLI)(13)(26)	First lien senior secured loan	S+	8.00%	6/2026	5,261	5,228	5,261	0.1%
Swipe Acquisition Corporation (dba PLI)(10)(13)(26)	First lien senior secured loan	S+	5.00%	11/2027	35,593	35,247	35,238	0.6%
						107,743	107,767	1.8%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(26)(28)(31)	First lien senior secured loan		12.00% PIK	7/2030	45,105	45,105	45,105	0.8%
AAM Series 2.1 Aviation Feeder, LLC(26)(28)(31)	First lien senior secured loan		12.00% PIK	11/2030	45,630	45,630	45,630	0.8%
						90,735	90,735	1.6%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(10)(11)(14)	First lien senior secured loan	S+	6.00% PIK	12/2026	20,064	17,721	2,916	—%
						17,721	2,916	—%
Household products
Walker Edison Furniture Company LLC(10)(11)(14)(26)	First lien senior secured loan	S+	6.75% PIK	3/2027	39,459	31,220	5,188	0.1%
Walker Edison Furniture Company LLC(11)(14)(26)	First lien senior secured revolving loan	S+	6.25%	3/2027	11,241	11,255	7,223	0.1%
						42,475	12,411	0.2%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)	First lien senior secured loan	S+	7.50%	4/2028	87,138	85,895	86,702	1.5%
						85,895	86,702	1.5%
Total controlled/affiliated portfolio company debt investments						$344,569	$300,531	5.1%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(12)(26)(27)	Class A Common Units		N/A	N/A	86,745	48,007	92,705	1.6%
						48,007	92,705	1.6%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(12)(26)(27)(28)	LLC Interest		N/A	N/A	26,763,000	26,771	30,006	0.5%
AAM Series 2.1 Aviation Feeder, LLC(10)(12)(26)(27)(28)	LLC Interest		N/A	N/A	25,601,000	25,646	32,050	0..5%
Wingspire Capital Holdings LLC(9)(10)(27)	LLC Interest		N/A	N/A	431,405,000	431,405	508,887	8.5%
						483,822	570,943	9.5%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(12)(27)	Class A Common Units		N/A	N/A	248,271	4,300	—	—%
						4,300	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Household products
Walker Edison Holdco LLC(12)(26)(27)	Common Units	N/A	N/A	245,906	23,762	—	—%
					23,762	—	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(12)(27)	Common Units	N/A	N/A	576,276	24,058	25,099	0.4%
					24,058	25,099	0.4%
Insurance
Fifth Season Investments LLC(26)(27)	Class A Units	N/A	N/A	28	202,357	223,274	3.8%
					202,357	223,274	3.8%
Joint ventures
Blue Owl Credit SLF LLC(7)(9)(26)(27)(28)	LLC interest	N/A	N/A	2,934,000	293,423	295,476	5.0%
					293,423	295,476	5.0%
Total controlled/affiliated portfolio company equity investments					$1,079,729	$1,207,497	20.3%
Total controlled/affiliated portfolio company investments					$1,424,298	$1,508,028	25.4%

Total non-controlled/non-affiliated misc. debt commitments(10)(33)(Note 8)					$(5,423)	$(5,130)	(0.1)%
Total non-controlled/affiliated misc. debt commitments(10)(33)(Note 8)					$—	$—	—%
Total controlled/affiliated misc. debt commitments(10)(33)(Note 8)					$—	$—	—%
Total non-controlled/non-affiliated misc. equity commitments(10)(33)(Note 8)					$—	$—	—%
Total non-controlled/affiliated misc. equity commitments(10)(33)(Note 8)					$—	$—	—%
Total controlled/affiliated misc. equity commitments(10)(33)(Note 8)					$—	$—	—%
Total Investments					$13,169,390	$13,194,545	220.7%

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	1/15/2027	$500,000	$(31,831)	—	$10,251	2027 Notes	Note 5
Interest rate swap	5.95%	S + 2.118%	2/15/2029	600,000	(5,154)	—	(5,154)	2029 Notes	Note 5
Interest rate swap	5.95%	S + 1.922%	2/15/2029	400,000	(1,256)	—	(1,256)	2029 Notes	Note 5
Total				$1,500,000			$3,841
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
(10)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 8 “Commitments and Contingencies.”

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

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$216,708	$189,134	$418,010	$371,899
Net change in unrealized gain (loss)	(89,827)	(59,897)	105,053	(53,252)
Net realized gain (loss)	10,625	(7,017)	(142,926)	(13,910)
Net Increase (Decrease) in Net Assets Resulting from Operations	137,506	122,220	380,137	304,737
Distributions
Distributions declared from earnings(1)	(194,198)	(163,888)	(408,832)	(339,268)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(194,198)	(163,888)	(408,832)	(339,268)
Capital Share Transactions
Reinvestment of distributions	—	7,422	—	7,422
Issuance of common shares	—	—	3,070	—
Issuance of common shares in connection with the Mergers(2)	—	—	1,755,181	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	—	7,422	1,758,251	7,422
Total Increase (Decrease) in Net Assets	(56,692)	(34,246)	1,729,556	(27,109)
Net Assets, at beginning of period	7,739,089	6,028,530	5,952,841	6,021,393
Net Assets, at end of period	$7,682,397	$5,994,284	$7,682,397	$5,994,284
_______________
(1)For the three and six months ended June 30, 2025, distributions declared from earnings were derived from net investment income. For the three and six months ended June 30, 2024, distributions declared from earnings were derived from net investment income.
(2)Refer to Note 13. Merger with Blue Owl Capital Corporation III (“OBDE”) for additional information on the Mergers.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$380,137	$304,737
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(1,717,316)	(3,002,782)
Proceeds from investments and investment repayments, net	2,343,003	2,436,184
Net amortization/accretion of premium/discount on investments	(60,603)	(34,408)
Payment-in-kind interest and dividends	(83,275)	(101,863)
Net change in unrealized (gain) loss on investments	(89,449)	63,480
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	37,154	(5,827)
Net change in unrealized gain (loss) on foreign currency forward contracts	5,540	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(22,863)	(10,285)
Net realized (gain) loss on investments	131,098	5,040
Net realized (gain) loss on foreign currency transactions relating to investments	(3,228)	15,984
Amortization of debt issuance costs	21,318	17,266
Cash acquired in the Mergers	125,621	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	37,850	2,960
(Increase) decrease in receivable from a controlled affiliate	(9,260)	(7,376)
(Increase) decrease in prepaid expenses and other assets	16,349	(1,848)
Increase (decrease) in management fee payable	12,590	294
Increase (decrease) in incentive fee payable	3,230	(2,098)
Increase (decrease) in payables to affiliate	2,127	3,478
Increase (decrease) in payables for investments purchased	802	9,130
Increase (decrease) in accrued expenses and other liabilities	(81,249)	25,724
Net cash provided by (used in) operating activities	1,049,576	(282,210)
Cash Flows from Financing Activities
Borrowings on debt	2,964,776	2,384,200
Payments on debt	(3,784,059)	(2,037,584)
Debt issuance costs	(23,205)	(20,207)
Shares issued under the "at the market" offering	3,070	—
Cash distributions paid to shareholders	(364,125)	(323,873)
Net cash provided by (used in) financing activities	(1,203,543)	2,536
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(17,982) and $17,037, respectively)	(153,967)	(279,674)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $82,387 and $87,067, respectively)	514,156	659,658
Cash and restricted cash, including foreign cash, end of period (restricted cash of $64,405 and $104,104, respectively)	$360,189	$379,984
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Supplemental and Non-Cash Information
Interest paid during the period	$303,742	$194,057
Distributions declared during the period	408,832	339,268
Reinvestment of distributions during the period	—	7,422
Distributions Payable	189,088	144,380
Issuance of shares in connection with the Mergers(1)	1,755,181	—
Receivable for investments sold	1,000	—
Taxes, including excise tax, paid during the period	1,832	5,839
_______________
(1)On January 13, 2025, in connection with the Mergers, the Company acquired net assets of $1.85 billion for the total stock consideration of $1.76 billion, inclusive of $7.0 million of transaction costs. Refer to Note 13. Merger with Blue Owl Capital Corporation III (“OBDE”) for additional information on the Mergers.

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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (New York Stock Exchange (“NYSE”): OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Blue Owl consists of three investment platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
Since July 6, 2023, the Company’s common stock has traded on the NYSE under the symbol “OBDC.”
On January 13, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Diversified Credit Advisors LLC (“ODCA”), a Delaware limited liability company and investment adviser to OBDE. In connection therewith, Merger Sub merged with and into OBDE, with OBDE continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”) and, immediately thereafter, OBDE merged with and into the Company, with the Company continuing as the surviving company (together with the Initial Merger, the “Mergers”). Refer to Note 13. Merger with Blue Owl Capital Corporation III for further discussion of the Mergers.
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
Cash and Restricted Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law. Restricted cash primarily relates to cash held as collateral for interest rate swaps.

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
Financial and Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net change in unrealized gains (losses) from foreign currency and other transactions” in the Company’s consolidated statement of operations.
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gains (losses) on foreign currency forward contracts are recorded within other assets or other liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the net change in unrealized gains (losses) from foreign currency and other transactions on the Consolidated Statements of Operations.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) from foreign currency and other transactions on the Consolidated Statements of Operations.
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

	Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
PIK Interest Income	30,446	44,931	66,877	86,342
PIK Interest Income as a % of Investment Income	6.3%	11.4%	7.0%	10.9%
PIK Dividend Income	13,895	8,468	27,388	18,556
PIK Dividend Income as a % of Investment Income	2.9%	2.1%	2.9%	2.3%
Total PIK Income	44,341	53,399	94,265	104,898
Total PIK Income as a % of Investment Income	9.1%	13.5%	9.9%	13.2%
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three and six months ended June 30, 2025, the Company incurred expenses of approximately $2.1 million and $4.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2024, the Company incurred expenses of approximately $1.9 million and $3.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and six months ended June 30, 2025, management fees were $64.6 million, net of $136 thousand in management fee waivers, and $126.7 million, net of $185 thousand in management fee waivers, respectively. For the three and six months ended June 30, 2024, management fees were $48.0 million and $95.2 million, respectively.
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
For the three and six months ended June 30, 2025, the Company incurred $43.6 million and $84.7 million of performance based incentive fees based on net investment income, respectively. For the three and six months ended June 30, 2024, the Company incurred $40.1 million and $78.9 million of performance based incentive fees based on net investment income, respectively.
For the three and six months ended June 30, 2025 and 2024, the Company did not accrue capital gains based incentive fees.
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
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2025, its commitment to Amergin AssetCo was $265.6 million, of which $133.4 million is equity and $132.2 million is debt. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of June 30, 2025, the fair value of the Company’s investment in Fifth Season was $374.5 million. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of June 30, 2025, the Company’s investment at fair value in LSI Financing DAC was $6.2 million and the Company’s total commitment was $6.7 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2025, the Company’s investment at fair value in LSI Financing LLC was $169.9 million and the Company’s total commitment was $244.2 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(4)	$12,920,817	$12,773,434	$10,079,065	$9,974,880
Second-lien senior secured debt investments	976,791	913,260	877,564	706,800
Unsecured debt investments	358,722	374,693	303,418	301,956
Preferred equity investments(3)	565,854	559,992	375,749	371,744
Common equity investments(1)	1,498,509	1,857,462	1,240,171	1,543,689
Joint ventures(2)	392,671	389,941	293,423	295,476
Total Investments	$16,713,364	$16,868,782	$13,169,390	$13,194,545
_______________
(1)Includes equity investments in Wingspire, Amergin AssetCo, Fifth Season and LSI Financing LLC.
(2)Includes equity investment in Credit SLF. See below, within Note 4, for more information.
(3)Includes equity investments in LSI Financing DAC.
(4)Includes debt investments in Amergin AssetCo.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
Advertising and media	2.4%	2.8%
Aerospace and defense	1.2	2.4
Asset based lending and fund finance(1)	5.5	5.9
Automotive services	2.4	2.1
Buildings and real estate	3.9	3.9
Business services	5.6	4.7
Chemicals	3.4	3.1
Consumer products	2.7	3.6
Containers and packaging	2.7	1.4
Distribution	2.5	2.5
Education	0.4	0.4
Energy equipment and services	0.5	0.4
Financial services	3.0	3.5
Food and beverage	6.6	7.3
Healthcare equipment and services	4.6	3.7
Healthcare providers and services	8.3	6.3
Healthcare technology	5.6	6.2
Household products	1.4	1.7
Human resource support services	2.0	1.4
Infrastructure and environmental services	1.8	2.0
Insurance(3)	5.8	7.6
Internet software and services	10.9	10.5
Joint ventures(2)	2.3	2.2
Leisure and entertainment	2.0	1.8
Manufacturing	5.3	5.9
Pharmaceuticals(4)	1.0	1.2
Professional services	2.8	2.6
Specialty retail	2.8	2.2
Telecommunications	0.2	0.1
Transportation	0.4	0.6
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investment in Credit SLF. See below, within Note 4, for more information.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
United States:
Midwest	21.4%	19.7%
Northeast	19.2	18.6
South	35.0	34.1
West	17.8	20.0
International	6.6	7.6
Total	100.0%	100.0%

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
The Company’s initial capital commitment to and economic ownership in Credit SLF was $24.5 million and 42.8%, respectively. On November 1, 2024 the Company increased its capital commitment to and economic ownership in Credit SLF capital to $774.2 million and 84.6%, respectively. On January 13, 2025, in connection with the Mergers, the Company assumed OBDE’s capital commitment to and economic ownership in Credit SLF of approximately $6.3 million and 0.7% respectively. On May 15, 2025 the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was reduced to $404.1 million of which $22.9 million was unfunded.
As of June 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$404,139	79.1%
Blue Owl Capital Corporation II	244	0.1%
Blue Owl Credit Income Corp.	46,332	5.2%
Blue Owl Technology Finance Corp.	18,690	2.1%
Blue Owl Technology Income Corp.	8,691	1.0%
State Teachers Retirement System of Ohio	68,299	12.5%
Total	$546,395	100.0%
_______________
(1)Economic Ownership Interest based on funded capital to date.

The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$118,041	$17,354
Investments at fair value	$1,790,366	$1,164,473
Total Assets	$1,939,737	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,285,621	$750,610
Total Liabilities	$1,446,788	$847,556
Total Credit SLF Members' Equity	$492,949	$348,811

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Consolidated Statement of Operations Data
Income
Investment income	$31,420	$55,117
Expenses
Net operating expenses	18,482	32,139
Net investment income (loss)	$12,938	$22,978
Total net realized and unrealized gain (loss)	9,319	(6,785)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$22,257	$16,193

The Company's proportional share of Credit SLF's generated distributions for the following period:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Dividend Income	$10,034	$18,687

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 181% and 178%, respectively.
The below tables present the debt obligations for the following periods:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(3)	$3,810,000	$172,000	$3,596,290	$(30,445)	$141,555
SPV Asset Facility II	300,000	164,000	33,825	(5,834)	158,166
SPV Asset Facility V	525,000	394,000	44,256	(5,601)	388,399
SPV Asset Facility VI	500,000	300,000	26,348	(4,561)	295,439
SPV Asset Facility VII	300,000	210,000	37,998	(1,851)	208,149
CLO I	390,000	390,000	—	(3,684)	386,316
CLO II	260,000	260,000	—	(2,095)	257,905
CLO III	260,000	260,000	—	(1,833)	258,167
CLO IV	292,500	292,500	—	(3,671)	288,829
CLO V	509,625	509,625	—	(2,187)	507,438
CLO VII	330,500	330,500	—	(2,214)	328,286
CLO X	272,000	272,000	—	(1,687)	270,313
CLO XIV	260,000	260,000	—	(1,659)	258,341
July 2025 Notes	500,000	500,000	—	(110)	499,890
2026 Notes	500,000	500,000	—	(1,274)	498,726
July 2026 Notes	1,000,000	1,000,000	—	(5,204)	994,796
2027 Notes(2)	500,000	500,000	—	(3,117)	475,043
April 2027 Notes	325,000	325,000	—	(1,493)	323,507
July 2027 Notes	250,000	250,000	—	(1,817)	248,183
2028 Notes	850,000	850,000	—	(7,847)	842,153
June 2028 Notes	100,000	100,000	—	(703)	99,297
2029 Notes(2)	1,000,000	1,000,000	—	(14,629)	1,001,375
2030 Notes(2)	500,000	500,000	—	(10,891)	495,544
Total Debt	$13,534,625	$9,339,625	$3,738,717	$(114,407)	$9,225,817
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available is reduced by $41.7 million of outstanding letters of credit.

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
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $43.2 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$139,775	$101,240	$281,130	$210,832
Amortization of debt issuance costs	11,516	8,160	21,318	17,266
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items included in interest expense(1)	280	(275)	(2,345)	156
Total Interest Expense	$151,571	$109,125	$300,103	$228,254
Average interest rate	5.5%	5.6%	5.6%	5.7%
Average daily borrowings	$9,965,559	$7,165,666	$10,069,798	$7,319,869
______________
(1)Refer to the 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes for details on each facility’s interest rate swap.
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
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 22, 2024 (the “Revolving Credit Facility Second Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through May 27, 2025.

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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.81 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.74 billion (increased from $3.59 billion on May 27, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $5.50 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on November 22, 2029 bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, but less than the product of 2.00 and the combined debt amount, 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum or (ii) the alternative base rate plus margin of either 0.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount but less than the product of 2.00 and the combined debt amount, 0.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 0.525% per annum. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on August 26, 2027 bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on November 22, 2029 bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, but less than the product of 2.00 and the combined debt amount 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on August 26, 2027 bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. Beginning on and after the Revolving Credit Facility Second Amendment Date, the Company also pays a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
SPV Asset Facility V
On July 29, 2021 (the “SPV Asset Facility V Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility V”), with ORCC III Financing, as borrower, OBDE, as equityholder, ODCA, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and collateral custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate, replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility V as most recently amended on June 12, 2025.
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
The SPV Asset Facility V provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility V through March 16, 2028, unless the commitments are terminated sooner as provided in the SPV Asset Facility V (the “SPV Asset Facility V Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility V will mature on March 15, 2030 (the “SPV Asset Facility V Stated Maturity”). Prior to the SPV Asset Facility V Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility V Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 1.90%; amounts drawn in Canadian dollars bear interest at Term CORRA plus a spread of 1.90%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 1.90%; and amounts drawn in British pounds bear interest at SONIA plus a spread of 1.90%. These benchmarks may be replaced as a base rate under certain circumstances. From the SPV Asset Facility V Closing Date to the SPV Asset Facility V Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility V.
SPV Asset Facility VI
On December 2, 2021 (the “SPV Asset Facility VI Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary entered into a loan financing and servicing agreement (the “SPV Asset Facility VI”), with ORCC III Financing II, as borrower, OBDE, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. The parties to the SPV Asset Facility VI have entered into various amendments, including to replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility VI as most recently amended through April 9, 2025.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Amounts drawn bear interest at SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) SOFR, such SOFR not to be lower than zero) plus a spread equal to 1.70% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility VI Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “SPV Asset Facility VI Applicable Margin”). SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility VI Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI. During the SPV Asset Facility VI Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 35%, 50% and 60%) of the total commitments under the SPV Asset Facility VI, ORCC III Financing II will also pay a make-whole fee equal to the SPV Asset Facility VI Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
CLO X Refinancing
On April 4, 2025 (the “CLO X Refinancing Date”), the Company completed a $409.7 million term debt securitization refinancing (the “CLO X Refinancing”). The secured notes issued and the secured loans borrowed in the CLO X Refinancing were issued and incurred, as applicable, by the CLO X Issuer, as issuer (the “CLO X Refinancing Issuer”).
The CLO X Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an amended and restated indenture and security agreement dated as of the CLO X Refinancing Date (the “CLO X Refinancing Indenture”), by and between the CLO X Refinancing Issuer and State Street Bank and Trust Company: (i) $93.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.39% and (ii) $44.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.70% (together, the “CLO X Refinancing Secured Notes”) and (B) the borrowing by the CLO X Refinancing Issuer of $135.0 million under floating rate Class A-L1 loans (the “CLO X Refinancing Class A-L1 Loans” and together with the CLO X Refinancing Secured Notes, the “CLO X Refinancing Debt”). The CLO X Refinancing Class A-L1 Loans bear interest at the Benchmark plus 1.39%. The CLO X Refinancing Class A-L1 Loans were borrowed under a loan agreement (the “CLO X Refinancing Class A-L1 Loan Agreement”), dated as of the CLO X Refinancing Date, by and among the CLO X Refinancing Issuer, as borrower, State Street Bank and Trust Company, as collateral trustee and loan agent, and the lenders party thereto. The CLO X Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO X Refinancing Issuer. The CLO X Refinancing Debt is scheduled to mature on the Payment Date in April 2037. The CLO X Refinancing Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser. The proceeds from the CLO Refinancing were used to redeem in full the classes of notes issued on CLO X Closing Date and to pay expenses incurred in connection with the CLO X Refinancing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
On the CLO X Closing Date, the CLO X Issuer issued $137.7 million of subordinated securities in the form of 137,700 of its preferred shares (the “CLO X Preferred Shares”) which the Company purchased and continue to be held. The CLO X Preferred Shares were issued by the CLO X Issuer as part of its issued share capital and are not secured by the collateral securing the CLO X Refinancing Debt.
On the CLO X Closing Date, the CLO X Issuer entered into a loan sale agreement with the Company, which provided for the sale and contribution of approximately $245.9 million par amount of middle market loans from the Company to the CLO X Issuer on the CLO X Closing Date and for future sales from the Company to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Debt. As part of the CLO X Refinancing, the CLO X Issuer and the Company entered into an amended and restated loan sale agreement dated as of the CLO X Refinancing Date (the “CLO X Refinancing OBDC Loan Sale Agreement”), which provides for the sale and contribution of approximately $56.3 million par amount of middle market loans from the Company to the CLO X Issuer on the CLO X Refinancing Date and for future sales from the Company to the CLO Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO X Debt. The Company made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through April 20, 2029, a portion of the proceeds received by the CLO X Refinancing Issuer from the loans securing the CLO X Refinancing Debt may be used by the CLO X Refinancing Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO X Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO X Refinancing Debt is the secured obligation of the CLO X Refinancing Issuer, and the CLO X Refinancing Indenture and the CLO X Refinancing A-L1 Loan Agreement each include customary covenants and events of default.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended June 30, 2025, the Company made no periodic payments and for the six months ended June 30, 2025, the company made net periodic payments of $10.6 million. For the three months ended June 30, 2024 the Company made no periodic payments and for the six months ended June 30, 2024, the Company made $11.6 million in periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $(21.1) million and $(31.8) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
2029 Notes
On January 22, 2024, pursuant to the Base Indenture and an Eighth Supplemental Indenture, dated January 22, 2024 (the “Eighth Supplemental Indenture”) between the Company and the Successor Trustee, the Company issued $600.0 million aggregate principal amount of notes that mature on March 15, 2029 and on November 19, 2024, the Company issued an additional $400.0 million aggregate principal amount of the Company’s 5.95% notes due 2029 (together, the “2029 Notes”). The 2029 Notes bear interest at a rate of 5.95% per year, payable semi-annually on March 15 and September 15, of each year, commencing on September 15, 2024. The Company may redeem some or all of the 2029 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2029 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2029 Notes on or after February 15, 2029 (the date falling one month prior to the maturity date of the 2029 Notes), the redemption price for the 2029 Notes will be equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
On February 9, 2024, in connection with the initial issuance of the 2029 Notes on January 22, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended June 30, 2025, the Company made no periodic payments and for the six months ended June 30, 2025, the company made net periodic payments of $2.5 million. For the three and six months ended June 30, 2024 the Company did not make any net periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $8.3 million and $(5.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922%. The interest rate swap matures on February 15, 2029. For the three and six months ended June 30, 2025, the Company made no periodic payments. As of June 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $7.6 million and $(1.3) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
2030 Notes
On May 15, 2025, pursuant to the Base Indenture and a Ninth Supplemental Indenture (the “Ninth Supplemental Indenture”) between the Company and the Successor Trustee, the Company issued $500.0 million aggregate principal amount of notes that mature July 15, 2030 (the “2030 Notes). The 2030 Notes bear interest at a rate of 6.200% per year payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2026. The Company may redeem some or all of the 2030 Notes at any time and from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2030 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2030 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 40 basis points, plus, in each case, accrued and unpaid interest thereon to the redemption date; provided, however, that if the Company redeems any 2030 Notes on or after June 15, 2023 (the date falling one month prior to the maturity date of the 2030 Notes), the redemption price for the 2030 Notes will be equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On May 15, 2025, in connection with the issuance of the 2030 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.20% and pay variable rate interest based on three-month SOFR plus 2.392%. The interest rate swap matures on July 15, 2030. For the three and six months ended June 30, 2025, the Company did not make any net periodic payments. As of June 30, 2025, the interest rate swap had a fair value of $6.4 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
payment of the principal of, and premium, if any, and interest on all the April 2027 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions to be performed by OBDE.
July 2025 Notes II and July 2027 Notes
On July 21, 2022, OBDE entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of (i) $142.0 million in aggregate principal amount of Series 2022A Notes, Tranche A, due July 21, 2025, with a fixed interest rate of 7.50% per year (the “July 2025 Notes II”) and (ii) $190.0 million in aggregate principal amount of Series 2022A Notes, Tranche B, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes I” and, together with the July 2025 Notes II, the “Series 2022A Notes”), in each case, to qualified institutional investors in a private placement. The Series 2022A Notes are guaranteed by certain domestic subsidiaries of the Company.
On December 22, 2022, OBDE entered into a First Supplement to the Note Purchase Agreement (the “First Supplement”) governing the issuance of $60.0 million in aggregate principal amount of Series 2022B Notes, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes II, and together with the July 2027 Notes I, the “July 2027 Notes”). Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that applied to the July 2025 Notes and apply to the July 2027 Notes I and the July 2027 Notes II, including, without limitation, the material terms described herein.
On January 13, 2025, the Company entered into the “Note Assumption Agreement for the benefit of the Noteholders (as defined in the Note Purchase Agreement). The Note Assumption Agreement relates to the Company’s assumption of (i) the July 2025 Notes II; (ii) the July 2027 Notes; and (iii) the June 2028 Notes and other obligations of OBDE under the Note Purchase Agreement, as supplemented by the First Supplement and the Second Supplement (as defined below). Pursuant to the OBDE Note Assumption Agreement, the Company unconditionally and expressly assumed, confirmed and agreed to perform and observe each and every one of the covenants, rights, promises, agreements, terms, conditions, obligations, duties and liabilities of OBDE under the Note Purchase Agreement, under the July 2025 Notes II, the July 2027 Notes and the June 2028 Notes and under any documents, instruments or agreements executed and delivered or furnished by OBDE in connection therewith, and to be bound by all waivers made by OBDE with respect to any matter set forth therein.
On April 16, 2025, the Company entered into the First Amendment to the Note Purchase Agreement, which provided for optional prepayments of a series or tranche of notes without allocating any such optional prepayment to the other outstanding notes, subject to certain conditions. On April 28, 2025 the Company completed the optional prepayment of the July 2025 Notes II, plus accrued and unpaid interest on such notes.
Interest on the outstanding Series 2022A Notes will be due semiannually on January 21 and July 21 each year, beginning on January 21, 2023. The outstanding Series 2022A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the outstanding Series 2022A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The outstanding Series 2022A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800.0 million, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the outstanding Series 2022A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the outstanding Series 2022A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the outstanding Series 2022A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the outstanding Series 2022A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the outstanding Series 2022A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the outstanding Series 2022A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$360,189	$—	$—	$360,189
Investments:
First-lien senior secured debt investments(1)	$—	$42,289	$12,731,145	$12,773,434
Second-lien senior secured debt investments	—	49,593	863,667	913,260
Unsecured debt investments	—	—	374,693	374,693
Preferred equity investments(4)	—	—	559,992	559,992
Common equity investments(2)	—	7,407	1,591,312	1,598,719
Subtotal	$—	$99,289	$16,120,809	$16,220,098
Investments measured at Net Asset Value (“NAV”)(3)	—	—	—	648,684
Total Investments at fair value	$—	$99,289	$16,120,809	$16,868,782
Derivatives:
Foreign currency forward contracts	$—	$(5,540)	$—	$(5,540)
Interest rate swaps	$—	$1,258	$—	$1,258
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
(4)Includes equity investment in LSI Financing DAC.
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$13,656,238	$846,978	$377,711	$550,927	$1,563,759	$16,995,613
Purchases of investments, net	488,386	148,500	—	2,909	73,233	713,028
Payment-in-kind	16,742	8,974	10,918	16,928	265	53,827
Proceeds from investments, net	(1,379,333)	(122,716)	(24,233)	(5,983)	(78,780)	(1,611,045)
Net change in unrealized gain (loss)	(86,500)	(13,996)	9,168	(5,504)	10,617	(86,215)
Net realized gains (losses)	4,410	—	641	49	22,218	27,318
Net amortization/accretion of discount/premium on investments	35,049	3,547	488	666	—	39,750
Transfers into (out of) Level 3(1)	(3,847)	(7,620)	—	—	—	(11,467)
Fair value, end of period	$12,731,145	$863,667	$374,693	$559,992	$1,591,312	$16,120,809
    _______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,887,621	$660,058	$301,956	$371,744	$1,345,883	$12,567,262
Purchases of investments, net	1,227,967	141,009	—	46,930	123,601	1,539,507
Payment-in-kind	41,392	15,504	23,469	26,153	522	107,040
Proceeds from investments, net	(1,883,855)	(129,182)	(33,743)	(16,359)	(81,834)	(2,144,973)
Net change in unrealized gain (loss)	(23,109)	87,302	17,431	(1,860)	27,108	106,872
Net realized gains (losses)	(6,545)	(102,791)	(1,212)	152	23,337	(87,059)
Net amortization/accretion of discount/premium on investments	51,143	4,486	628	1,309	—	57,566
Transfers into (out of) Level 3(1)	(29,148)	9,746	—	—	(3,091)	(22,493)
Transfers in from the Mergers	3,465,679	177,535	66,164	131,923	155,786	3,997,087
Fair value, end of period	$12,731,145	$863,667	$374,693	$559,992	$1,591,312	$16,120,809
    _______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,987,928	$881,128	$269,728	$452,171	$1,277,564	$11,868,519
Purchases of investments, net	1,681,677	(3,820)	65,917	—	97,116	1,840,890
Payment-in-kind	31,812	4,622	7,552	9,089	195	53,270
Proceeds from investments, net	(694,778)	(100,791)	(118,699)	(5,314)	(58,198)	(977,780)
Net change in unrealized gain (loss)	(38,791)	(34,642)	9,418	(2,690)	13,432	(53,273)
Net realized gains (losses)	(22)	—	(10,971)	—	—	(10,993)
Net amortization of discount on investments	13,877	1,326	515	1,464	(1)	17,181
Transfers between investment types	—	—	66,018	(66,018)	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$9,981,703	$747,823	$289,478	$388,702	$1,330,108	$12,737,814
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Six Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,660,754	$1,675,269	$280,958	$433,297	$1,207,683	$12,257,961
Purchases of investments, net	2,476,736	(3,820)	68,072	7,228	193,868	2,742,084
Payment-in-kind	56,553	6,281	18,149	20,493	386	101,862
Proceeds from investments, net	(1,194,196)	(886,661)	(137,677)	(7,754)	(58,618)	(2,284,906)
Net change in unrealized gain (loss)	(33,434)	(49,716)	8,085	(2,414)	27,584	(49,895)
Net realized gains (losses)	(6,158)	(2,146)	(12,721)	—	—	(21,025)
Net amortization of discount on investments	21,448	8,616	750	1,714	(1)	32,527
Transfers between investment types	—	—	63,862	(63,862)	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	(40,794)	(40,794)
Fair value, end of period	$9,981,703	$747,823	$289,478	$388,702	$1,330,108	$12,737,814
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2025 on Investments Held at June 30, 2025	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2024 on Investments Held at June 30, 2024
First-lien senior secured debt investments	$(91,648)	$(34,181)
Second-lien senior secured debt investments	(34,067)	(34,231)
Unsecured debt investments	9,168	9,418
Preferred equity investments	(5,504)	(1,939)
Common equity investments	10,621	13,432
Total Investments	$(111,430)	$(47,501)

	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2025 on Investments Held at June 30, 2025	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2024 on Investments Held at June 30, 2024
First-lien senior secured debt investments	$(40,199)	$(29,697)
Second-lien senior secured debt investments	(16,898)	(44,263)
Unsecured debt investments	17,431	8,085
Preferred equity investments	(1,860)	(1,611)
Common equity investments	58,663	27,581
Total Investments	$17,137	$(39,905)

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

As of June 30, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$12,286,910	Yield Analysis	Market Yield	(6.6% - 22.4%) 10.1%	Decrease
	184,918	Recent Transaction	Transaction Price	(99.0% - 99.8%) 99.6%	Increase
	259,317	Collateral Analysis	Recovery Rate	(0.0% - 100.0%) 60.6%	Increase
Second-lien senior secured debt investments	$715,167	Yield Analysis	Market Yield	(10.7% - 25.3%) 15.8%	Decrease
	148,500	Recent Transaction	Transaction Price	(99.0% - 99.0%) 99.0%	Increase
Unsecured debt investments	$367,020	Yield Analysis	Market Yield	(8.4% - 17.8%) 12.7%	Decrease
	7,673	Market Approach	EBITDA Multiple	(12.0x - 12.0x) 12.0x	Increase
Preferred equity investments	$552,615	Yield Analysis	Market Yield	(11.7% - 37.9%) 16.2%	Decrease
	165	Recent Transaction	Transaction Price	(97.5% - 97.5%) 97.5%	Increase
	7,047	Market Approach	EBITDA Multiple	(7.5x - 7.5x) 7.5x	Increase
	165	Market Approach	Revenue Multiple	(10.5x - 10.5x) 10.5x	Increase
Common equity investments	$1,049,488	Market Approach	EBITDA Multiple	(1.2x - 18.5x) 5.2x	Increase
	374,484	Market Approach	AUM Multiple	(1.1x - 1.1x) 1.1x	Increase
	89,003	Market Approach	N/A(1)	N/A	N/A
	3,068	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	48,591	Market Approach	Revenue Multiple	(5.5x - 13.5x) 10.6x	Increase
	13,403	Yield Analysis	Market Yield	(8.8% - 8.8%) 8.8%	Decrease
	10,538	Market Approach	Transaction Price	($96.84 - $96.84) $96.84	Increase
	2,165	Discounted Cash Flow Analysis	Discounted Factor	(20.0% - 20.0%) 20.0%	Decrease
	356	Option Pricing Model	Volatility	(60.0% - 70.0%) 69.9%	Increase
	216	Market Approach	Gross Profit Multiple	(10.0x - 10.0x) 10.0x	Increase
_______________
(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2025			December 31, 2024
($ in thousands)	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$141,555	(30,445)	$141,555	$269,919	(22,426)	$269,919
SPV Asset Facility II	158,166	(5,834)	158,166	296,227	(3,773)	296,227
SPV Asset Facility V	388,399	(5,601)	388,399	—	—	—
SPV Asset Facility VI	295,439	(4,561)	295,439	—	—	—
SPV Asset Facility VII	208,149	(1,851)	208,149	—	—	—
CLO I	386,316	(3,684)	386,316	386,183	(3,817)	386,183
CLO II	257,905	(2,095)	257,905	257,770	(2,230)	257,770
CLO III	258,167	(1,833)	258,167	258,138	(1,862)	258,138
CLO IV	288,829	(3,671)	288,829	288,694	(3,806)	288,694
CLO V	507,438	(2,187)	507,438	507,315	(2,310)	507,315
CLO VII	328,286	(2,214)	328,286	237,538	(1,612)	237,538
CLO X	270,313	(1,687)	270,313	258,322	(1,678)	258,322
CLO XIV	258,341	(1,659)	258,341	—	—	—
2025 Notes	—	—	—	424,579	(421)	423,938
July 2025 Notes	499,890	(110)	498,750	498,952	(1,048)	496,250
2026 Notes	498,726	(1,274)	497,500	497,572	(2,428)	495,000
July 2026 Notes	994,796	(5,204)	982,500	992,360	(7,640)	970,000
2027 Notes	475,043	(3,117)	483,750	465,449	(4,101)	476,250
April 2027 Notes	323,507	(1,493)	313,625	—	—	—
July 2027 Notes	248,183	(1,817)	250,000	—	—	—
2028 Notes	842,153	(7,847)	792,625	840,888	(9,112)	782,000
June 2028 Notes	99,297	(703)	100,000	—	—	—
2029 Notes	1,001,375	(14,629)	1,005,000	977,796	(16,099)	1,017,500
2030 Notes	495,544	(10,891)	505,000	—	—	—
Total Debt	$9,225,817	$(114,407)	$9,176,053	$7,457,702	$(84,363)	$7,421,044

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	5,428,750	4,660,938
Level 3	3,747,303	2,760,106
Total Debt	$9,176,053	$7,421,044
Financial Instruments Not Carried at Fair Value
As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures.
Foreign Currency Forward Contracts
The table below presents certain information related to the Company’s foreign currency forward derivative instruments as of the following periods:

	As of June 30, 2025
(all amounts in thousands)	Notional Amount to be Sold		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Foreign currency forward contract		£93,449	$127,109	$125,886
Foreign currency forward contract		€214,120	248,358	244,052
Foreign currency forward contract	A$	2,588	1,693	1,681
Total			$377,160	$371,619
The table below presents net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(5,540)	$—	$(5,540)	$—
Net realized gain (loss) on foreign currency forward contracts	—	—	—	—
Total net unrealized and realized gain (loss) on foreign currency forward contracts	$(5,540)	$—	$(5,540)	$—
Interest Rate Swaps
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship. The table below presents certain information related to the Company’s interest rate swaps as of the following periods:

	As of June 30, 2025
($ in thousands)	Hedged Items	Notional Amount	Company Receives	Company Pays	Maturity Date
Interest rate swaps	2027 Notes	$500,000	2.63%	S + 1.769%	1/15/2027
Interest rate swaps	2029 Notes	$600,000	5.95%	S + 2.118%	2/15/2029
Interest rate swaps	2029 Notes	$400,000	5.95%	S + 1.922%	2/15/2029
Interest rate swaps	2030 Notes	$500,000	6.20%	S + 2.392%	7/15/2030

	As of December 31, 2024
($ in thousands)	Hedged Items	Notional Amount	Company Receives	Company Pays	Maturity Date
Interest rate swaps	2027 Notes	$500,000	2.63%	S + 1.769%	1/15/2027
Interest rate swaps	2029 Notes	$600,000	5.95%	S + 2.118%	2/15/2029
Interest rate swaps	2029 Notes	$400,000	5.95%	S + 1.922%	2/15/2029

The table below presents the balance sheet impact of fair valuing the interest rate swaps for the following periods:

	As of June 30, 2025
($ in thousands)	Notional Amount	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Interest rate swaps	$500,000	$—	$(21,069)
Interest rate swaps	$600,000	8,347	—
Interest rate swaps	$400,000	7,556	—
Interest rate swaps	$500,000	6,424	—
Total		$22,327	$(21,069)

	As of December 31, 2024
($ in thousands)	Notional Amount	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Interest rate swaps	$500,000	$—	$(25,501)
Interest rate swaps	$600,000	3,699	—
Interest rate swaps	$400,000	4,580	—
Total		$8,279	$(25,501)
For interest rate swaps designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations. The table below presents net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Change in unrealized (gain) loss on effective interest rate swaps	$(18,510)	$863	$(39,499)	$5,983
Change in unrealized (gain) loss on hedged items	(18,790)	1,138	(37,154)	5,827
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense	$280	$(275)	$(2,345)	$156

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

($ in thousands)	June 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$882,768	$673,576
Total unfunded delayed draw loan commitments	792,949	607,998
Total unfunded revolving and delayed draw loan commitments	1,675,717	1,281,574

Total unfunded equity commitments	187,181	158,259

Total unfunded commitments	$1,862,898	$1,439,833
As of June 30, 2025, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program (the “2024 Stock Repurchase Program”) under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. For the period ended June 30, 2025, there were no repurchases under the 2024 Stock Repurchase Program
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the Mergers, the Company issued an aggregate of approximately 120,630,330 million shares of the Company’s common stock.
“At the Market” Offerings
The Company is party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of its common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common stock with an aggregate offering amount of $746.9 million remained available for issuance as of June 30, 2025.
The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the period ended June 30, 2024. The Company issued and sold the following shares of common stock during the six month period ended June 30, 2025:

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
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
May 6, 2025	June 30, 2025	July 15, 2025	$0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	$0.01
February 18, 2025	March 31, 2025	April 15, 2025	$0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	$0.05

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08
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
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Shares
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
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
2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended June 30, 2025.

Note 10. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations	$137,506	$122,220	$380,137	$304,737
Weighted average shares of common stock outstanding—basic and diluted	511,048,237	390,103,640	502,981,791	389,918,254
Earnings per common share-basic and diluted	$0.27	$0.31	$0.76	$0.78

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
For the three and six months ended June 30, 2025 the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $2.3 million, and $6.0 million, including U.S. federal excise tax expense/(benefit) of $1.0 million and $3.0 million, respectively. For the three and six months ended June 30, 2024 the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $2.4 million, and $7.6 million, including U.S. federal excise tax expense/(benefit) of $1.8 million and $3.5 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2025, the Company recorded tax expense of approximately $1.3 million and $3.0 million for taxable subsidiaries, respectively. For the three and six months ended June 30, 2024, the Company recorded tax expense of approximately $0.6 million and $4.1 million for taxable subsidiaries, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $35.3 million and $31.4 million as of June 30, 2025 and December 31, 2024, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2025	2024
Per share data:
Net asset value, beginning of period	$15.26	$15.45
Net investment income(1)	0.83	0.95
Net realized and unrealized gain (loss)(1)	(0.07)	(0.17)
Total from operations	0.76	0.78
Repurchase of common shares(2)	—	—
Issuance of common shares	—	—
Issuance of common shares in connection with the Mergers	(0.19)	—
Distributions declared from earnings(2)	(0.80)	(0.87)
Total increase (decrease) in net assets	(0.23)	(0.09)
Net asset value, end of period	$15.03	$15.36
Shares outstanding, end of period	511,048,237	390,217,304
Per share market value at end of period	$14.34	$15.36
Total Return, based on market value(3)	0.3%	10.1%
Total Return, based on net asset value(4)	4.2%	5.2%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	14.9%	14.1%
Ratio of net investment income to average net assets(6)	11.7%	12.4%
Net assets, end of period	$7,682,397	$5,994,284
Weighted-average shares outstanding	502,981,791	389,918,254
Portfolio turnover rate	17.5%	22.5%
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
(7)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended June 30, 2025 was 14.9%.

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
Note 14. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Dividend
On August 5, 2025, the Board declared a third quarter dividend of $0.37 per share for stockholders of record as of September 30, 2025, payable on or before October 15, 2025 and a second quarter supplemental dividend of $0.02 per share for stockholders of record as of August 29, 2025, payable on or before September 15, 2025.
July 2025 Notes Repayment
On July 22, 2025, the Company repaid the July 2025 Notes in full, plus accrued interest on such notes.
CLO II Redemption
On July 7, 2025, the CLO II Issuers redeemed all classes of the CLO II Refinancing Debt in full, along with accrued and unpaid interest.
Revolver Upsize
On July 15, 2025, the aggregate principal amount of the revolving credit facility commitments increased from $3.735 billion to $3.825 billion (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $3.81 billion to $3.9 billion).

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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of June 30, 2025, the Adviser and its affiliates had $145.47 billion of assets under management across Blue Owl’s Credit platform.
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

Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2025, our Adviser and its affiliates have originated $164.01 billion aggregate principal amount of investments, of which $160.03 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2025, our average debt investment size in each of our portfolio companies was approximately $67.0 million based on fair value. The investment size will vary with the size of our capital base. As of June 30, 2025, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 94.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $997 million, weighted average annual EBITDA of $222 million, an average interest coverage of 1.8x and an average net loan-to value of 42%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2025, 97.6% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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
Portfolio and Investment Activity
As of June 30, 2025, based on fair value, our portfolio consisted of 75.8% first lien senior secured debt investments (of which 51% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.4% second lien senior secured debt investments, 2.2% unsecured debt investments, 3.3% preferred equity investments, 11.0% common equity investments and 2.3% joint ventures.
As of June 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 10.1% and 10.2%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.6% and 10.7%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2025, the weighted average spread of total debt investments was 6.0%.
As of June 30, 2025, we had investments in 233 portfolio companies with an aggregate fair value of $16.87 billion. Our current target leverage ratio is 0.90x-1.25x. As of June 30, 2025 we had net leverage of 1.17x debt-to-equity.
The current lending environment is challenging as the potential impact from recent trade and economic policies, including those related to tariffs, impacted investor expectations regarding economic growth, which resulted in increased uncertainty. Merger and acquisition activity remains below historical averages and refinancing activity has slowed. However, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. In addition, deal activity remains subdued and a large portion of our originations across the platform this quarter were deployed into existing borrowers.
Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, the credit quality of our portfolio has been consistent. We continue to focus on investing in upper middle-market businesses in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible mission-critical solutions and products such as healthcare, business services, financial services or software. These companies have a reduced reliance on manufactured goods or commodities which minimizes direct tariff impacts.
Generally, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio and our current portfolio is highly diversified with an average investment size of less than 0.5% and our top ten investments representing less than 25% of the total portfolio.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $222 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.0 billion (up from approximately $600 million in 2021).
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
We intend to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We formed Blue Owl Leasing LLC, a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. See “Joint Ventures.”

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$1,116,767	$3,296,799
Less: Sell downs	—	—
Total new investment commitments	$1,116,767	$3,296,799
Principal amount of new investments funded:
First-lien senior secured debt investments	$597,793	$2,098,353
Second-lien senior secured debt investments	205,340	10,000
Unsecured debt investments	—	132,135
Preferred equity investments	2,914	884
Common equity investments	88,515	26,433
Joint ventures	11,473	37,625
Total principal amount of new investments funded	$906,035	$2,305,430

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$142,162

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(1,612,475)	$(872,157)
Second-lien senior secured debt investments	(178,056)	(125,596)
Unsecured debt investments	(24,233)	(118,699)
Preferred equity investments	(4,933)	(30,321)
Common equity investments	(87,190)	—
Joint ventures	—	—
Total principal amount of investments sold or repaid	$(1,906,887)	$(1,146,773)
Number of new investment commitments in new portfolio companies(2)	6	25
Average new investment commitment amount	92,279	98,945
Weighted average term for new debt investment commitments (in years)	5.9	5.7
Percentage of new debt investment commitments at floating rates	99.0%	96.8%
Percentage of new debt investment commitments at fixed rates	1.0%	3.2%
Weighted average interest rate of new debt investment commitments(3)	9.7%	10.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.4%	5.4%
______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)For the three months ended June 30, 2025, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% as of June 30, 2025. For the three months ended June 30, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.32% as of June 30, 2024.

The table below presents our investments as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(3)	$12,920,817	$12,773,434	$10,079,065	$9,974,880
Second-lien senior secured debt investments	976,791	913,260	877,564	706,800
Unsecured debt investments	358,722	374,693	303,418	301,956
Preferred equity investments(4)	565,854	559,992	375,749	371,744
Common equity investments(5)	1,498,509	1,857,462	1,240,171	1,543,689
Joint ventures(2)	392,671	389,941	293,423	295,476
Total Investments	$16,713,364	$16,868,782	$13,169,390	$13,194,545
______________
(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in Credit SLF.
(3)51% and 51% of which we consider unitranche loans as of June 30, 2025 and December 31, 2024, respectively.
(4)Includes equity investments in LSI Financing DAC.
(5)Includes equity investments in Wingspire, Amergin AssetCo, Fifth Season and LSI Financing LLC.
The table below presents investments by industry composition based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
Advertising and media	2.4%	2.8%
Aerospace and defense	1.2	2.4
Asset based lending and fund finance(1)	5.5	5.9
Automotive services	2.4	2.1
Buildings and real estate	3.9	3.9
Business services	5.6	4.7
Chemicals	3.4	3.1
Consumer products	2.7	3.6
Containers and packaging	2.7	1.4
Distribution	2.5	2.5
Education	0.4	0.4
Energy equipment and services	0.5	0.4
Financial services	3.0	3.5
Food and beverage	6.6	7.3
Healthcare equipment and services	4.6	3.7
Healthcare providers and services	8.3	6.3
Healthcare technology	5.6	6.2
Household products	1.4	1.7
Human resource support services	2.0	1.4
Infrastructure and environmental services	1.8	2.0
Insurance(3)	5.8	7.6
Internet software and services	10.9	10.5
Joint ventures(2)	2.3	2.2
Leisure and entertainment	2.0	1.8
Manufacturing	5.3	5.9
Pharmaceuticals(4)	1.0	1.2
Professional services	2.8	2.6
Specialty retail	2.8	2.2
Telecommunications	0.2	0.1
Transportation	0.4	0.6
Total	100.0%	100.0%
______________

(1)Includes equity investments in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investments in Credit SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
The table below presents investments by geographic composition based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
United States:
Midwest	21.4%	19.7%
Northeast	19.2	18.6
South	35.0	34.1
West	17.8	20.0
International	6.6	7.6
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	10.1%	10.4%
Weighted average total yield of debt and income producing securities(1)	10.6%	11.1%
Weighted average interest rate of debt securities	10.2%	10.5%
Weighted average spread over base rate of all floating rate debt investments	5.8%	6.0%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of June 30, 2025, only five of our portfolio companies are on non-accrual. Our annual gain/loss ratio is approximately (0.28)%.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,319,253	7.8%	$762,081	5.8%
2	14,098,562	83.6	11,142,304	84.5
3	1,310,589	7.8	1,110,470	8.4
4	40,883	0.2	162,207	1.2
5	99,495	0.6	17,483	0.1
Total	$16,868,782	100.0%	$13,194,545	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$13,996,948	98.2%	$11,014,410	97.8%
Non-accrual	259,382	1.8	245,679	2.2
Total	$14,256,330	100.0%	$11,260,089	100.0%
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
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2025 our commitment to Amergin AssetCo was $265.6 million, of which $133.4 million was equity and $132.2 million was debt. As of June 30, 2025, the fair market value of our investment in Amergin Asset Management, LLC was $2.2 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of June 30, 2025 our investment in Fifth Season was $374.5 million at fair value. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of

June 30, 2025, the fair value of our investment in LSI Financing DAC was $6.2 million and our total commitment was $6.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2025, our investment at fair value in LSI Financing LLC was $169.9 million and our total commitment was $244.2 million. We do not consolidate its equity interest in LSI Financing LLC.
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
Refer to Exhibit 99.1 for Credit SLF's Supplemental Financial Information.
Blue Owl Leasing LLC
On June 30, 2025, Blue Owl Leasing LLC (“Blue Owl Leasing”) was formed as a joint venture between us, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., two Blue Owl managed alternative credit funds, (Blue Owl Alternative Credit Fund and Blue Owl Asset Leasing Fund) and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of June 30, 2025, Blue Owl Leasing had not made any investments.
Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Total Investment Income	$485.8	$396.7	$950.4	$796.3
Less: Operating expenses	266.8	205.2	526.4	416.8
Net Investment Income (Loss) Before Taxes	$219.0	$191.5	$424.0	$379.5
Less: Income tax expense (benefit), including excise tax expense (benefit)	2.3	2.4	6.0	7.7
Net Investment Income (Loss) After Taxes	$216.7	$189.1	$418.0	$371.8
Net change in unrealized gain (loss)	(89.8)	(59.9)	105.1	(53.2)
Net realized gain (loss)	10.6	(7.0)	(142.9)	(13.9)
Net Increase (Decrease) in Net Assets Resulting from Operations	$137.5	$122.2	$380.2	$304.7
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended June 30, 2025, our net asset value per share decreased, primarily driven by decreases in the fair value of certain investments.
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

	For the Three Months Ended	For the Six Months Ended
($ in millions)	June 30, 2025
Net investment income after taxes	$216.7	$418.0
Less: Purchase discount amortization	(10.9)	(18.8)
Adjusted, non-GAAP, net investment income after taxes	$205.8	$399.2

Net realized and unrealized gains (losses)	$(79.2)	$(37.8)
Net change in unrealized (appreciation) depreciation due to the purchase discount	11.3	(63.7)
Realized (gain) loss due to the purchase discount	(0.4)	(0.5)
Adjusted, non-GAAP, net realized and unrealized gains (losses)	$(68.3)	$(102.0)

Net increase in net assets from operations	$137.5	$380.2
Less: Purchase discount amortization	(10.9)	(18.8)
Net change in unrealized (appreciation) depreciation due to the purchase discount	11.3	(63.7)
Realized (gain) loss due to the purchase discount(1)	(0.4)	(0.5)
Adjusted, non-GAAP, net increase in net assets from operations	$137.5	$297.2
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Interest income from investments	$394.8	$294.5	$760.8	$597.1
Payment-in-kind interest income from investments	30.5	44.9	66.9	86.3
Dividend income from investments	55.2	51.1	111.7	101.2
Other income	5.3	6.2	11.0	11.7
Total investment income	$485.8	$396.7	$950.4	$796.3
For the three months ended June 30, 2025 and 2024
Investment income increased to $485.8 million for the three months ended June 30, 2025 from $396.7 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in the par value of our debt investments from our acquisition of OBDE on January 13, 2025, partially offset by a decrease in the yield of our debt investment portfolio from 11.4% to 10.1% period over period. Included in interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns increased to $32.1 million for the three months ended June 30, 2025 from $10.3 million for the same period in prior year due to an elevated level of repayment related activity. For the three months ended June 30, 2025 and 2024, as a percentage of total income, payment-in-kind income decreased to 9.1% from 13.5% as a result of several investments converting to cash pay and lower levels of PIK in investments acquired from OBDE. Dividend income increased to $55.2 million from $51.1 million in the prior period, primarily due to an increase in dividends earned from our non-controlled, non-affiliated equity investments. Other income decreased period over period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the six months ended June 30, 2025 and 2024
Investment income increased to $950.4 million for the six months ended June 30, 2025 from $796.3 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in the par value of our debt investments from our acquisition of OBDE on January 13, 2025, partially offset by a decrease in the yield of our debt investment portfolio from 11.4% to 10.1% period over period. Included in interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns increased to $40.3 million for the six months ended June 30, 2025 from $20.9 million for the same period in prior year due to an elevated level of repayment related activity. For the six months ended June 30, 2025 and 2024, as a percentage of total income, payment-in-kind income decreased to 9.9% from 13.2%, respectively as a result of several investments converting to cash pay and lower levels of PIK in investments acquired from OBDE. Dividend income increased to $111.7 million from $101.2 million in the prior period, primarily due to an increase in dividends earned from our non-controlled, non-affiliated equity investments and controlled, affiliated equity investments. Other income decreased period over period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Interest expense	$151.6	$109.1	$300.1	$228.3
Management fee, net(1)	64.6	48.0	126.7	95.2
Performance based incentive fees	43.6	40.1	84.7	78.9
Professional fees	3.5	4.1	7.1	7.7
Directors' fees	0.3	0.3	0.6	0.6
Other general and administrative	3.2	3.6	7.2	6.1
Total operating expenses	$266.8	$205.2	$526.4	$416.8
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
For the three months ended June 30, 2025 and 2024
Total expenses increased for the three months ended June 30, 2025 compared to the same period in prior year, primarily driven by an increase in interest expense, management fees and incentive fees. Interest expense increased due to an increase in daily average borrowings from $7.2 billion to $10.0 billion primarily due to the assumption of OBDE’s debt facilities, partially offset by a decrease in average interest rate period over period from 5.6% to 5.5%. Management fees increased primarily due to an increase in average adjusted gross assets as a result of our acquisition of OBDE. Incentive fees increased due to an increase in net investment income, primarily due to an increase in the size of the income producing portfolio as a result of our acquisition of OBDE. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the six months ended June 30, 2025 and 2024
Total expenses increased for the six months ended June 30, 2025 compared to the same period in prior year, primarily driven by an increase in interest expense, management fees and incentive fees. Interest expense increased due to an increase in daily average borrowings from $7.3 billion to $10.1 billion primarily due to the assumption of OBDE’s debt facilities, partially offset by a decrease in average interest rate period over period from 5.7% to 5.6%. Management fees increased primarily due to an increase in average adjusted gross assets as a result of our acquisition of OBDE. Incentive fees increased due to an increase in net investment income, primarily due to an increase in the size of the income producing portfolio as a result of our acquisition of OBDE. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of June 30, 2025 we have generated undistributed taxable earnings “spillover” of approximately $0.33 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and six months ended June 30, 2025, we recorded U.S. federal and state income tax expense/(benefit) of $2.3 million, and $6.0 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.0 million and $3.0 million, respectively. For the three and six months ended June 30, 2024, we recorded U.S. federal and state income tax expense/(benefit) of $2.4 million, and $7.6 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.8 million and $3.5 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2025 we recorded a tax expense of approximately $1.3 million, and $3.0 million for taxable subsidiaries, respectively. For the three and six months ended June 30, 2024 we recorded a tax expense of approximately $0.6 million, and $4.1 million for taxable subsidiaries, respectively The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$(103.0)	$(72.1)	$89.4	$(63.5)
Income tax (provision) benefit(1)	(0.2)	—	(1.7)	—
Net change in translation of assets and liabilities in foreign currencies and other transactions	13.4	12.2	17.4	10.2
Net change in unrealized gain (loss)	$(89.8)	$(59.9)	$105.1	$(53.3)
________
(1)Rounds to less than $0.1 for the period ended June 30, 2024.
For the Three Months Ended June 30, 2025 and 2024
For the three months ended June 30, 2025, the net unrealized loss was driven by a decrease in the fair value of certain debt and equity investments and reversals of prior period unrealized gains that were realized in the quarter related to exited investments, partially offset by an increase in the fair value of certain debt investments as detailed below. The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

For the Three Months Ended June 30, 2025
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Cornerstone OnDemand, Inc.	$16.8
Wingspire Capital Holdings LLC(1)	13.8
Blue Owl Credit SLF LLC(1)	8.9
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC / AAM Series 2.1 Aviation Feeder, LLC(1)	8.8
Remaining Portfolio Companies, net	(1.3)
Inovalon Holdings, Inc.	(7.0)
Ideal Image Development, LLC(2)	(13.3)
Notorious Topco, LLC (dba Beauty Industry Group)	(26.1)
Conair Holdings, LLC	(26.3)
Trucordia Insurance Holdings, LLC	(36.8)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(40.5)
Total	$(103.0)
________
(1)Portfolio company is controlled, affiliated investment.
(2)Portfolio company is non-controlled, affiliated investment.
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
For the Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025, the net unrealized gain included $63.7 million of net unrealized gain due to purchase discount from the Mergers across 189 portfolio companies that were acquired, an increase in the fair value of certain debt and equity investments, as well as reversals of prior period unrealized losses that were realized during the period related to exited investments. This is partially offset by a decrease in the fair value of certain debt investments and reversals of prior period unrealized gains that were realized in the quarter related to exited investments, as detailed below. The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

For the Six Months Ended June 30, 2025
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
H-Food Holdings, LLC	$115.3
CIBT Global, Inc.	27.1
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC / AAM Series 2.1 Aviation Feeder, LLC(1)	19.8
Tall Tree Foods, Inc.	15.6
Cornerstone OnDemand, Inc.	15.0
Remaining Portfolio Companies, net	61.4
Ideal Image Development, LLC(2)	(14.2)
Trucordia Insurance Holdings, LLC	(30.8)
Conair Holdings, LLC	(32.2)
Notorious Topco, LLC (dba Beauty Industry Group)	(37.8)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(49.8)
Total	$89.4
________
(1)Portfolio company is controlled, affiliated investment.
(2)Portfolio company is non-controlled, affiliated investment.
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
________
(1)Portfolio company is controlled, affiliated investment.
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net realized gain (loss) on investments	$20.8	$0.2	$(131.1)	$(5.0)
Net realized gain (loss) on foreign currency transactions	(10.2)	(7.2)	(11.8)	(8.9)
Net realized gain (loss)	$10.6	$(7.0)	$(142.9)	$(13.9)

Realized Gross Internal Rate of Return
Since we began investing in 2016 through June 30, 2025, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $19.72 billion and total proceeds from these exited investments of $24.10 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of June 30, 2025, our weighted average total cost of debt was 6.1%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 181% and 178%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of June 30, 2025, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2025, we had $3.74 billion available under our credit facilities.
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
As of June 30, 2025, we had $360.2 million in cash and restricted cash. During the six months ended June 30, 2025, $1.05 billion in cash was provided by operating activities, primarily as a result of sell downs and repayments of $2.34 billion and other operating activity of $423.9 million partially offset by funding portfolio investments of $1.72 billion. Cash used in financing activities was $1.20 billion during the period, which was primarily the result of net repayments of $819.3 million, distributions paid of $364.1 million and debt issuance costs of $23.2 million, partially offset by equity issuances of $3.1 million.

Equity
Equity Issuances
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the Mergers, we issued an aggregate of approximately 120,630,330 million shares of our common stock.
“At the Market” Offerings
We are party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that we may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of our common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common shares, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common shares with an aggregate offering amount of $746.9 million remained available for issuance as of June 30, 2025.
We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. There were no sales of our common stock during the period ended June 30, 2024. We issued and sold the following shares of common stock during the six month period ended June 30, 2025:

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
Distributions
The following tables present the distributions declared on shares of our common stock for the following periods:

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
May 6, 2025	June 30, 2025	July 15, 2025	$0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	$0.01
February 18, 2025	March 31, 2025	April 15, 2025	$0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	$0.05

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08
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

The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Shares
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
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
2024 Stock Repurchase Program
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended June 30, 2025.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,810,000	$172,000	$3,596,290	$(30,445)	$141,555
SPV Asset Facility II	300,000	164,000	33,825	(5,834)	158,166
SPV Asset Facility V	525,000	394,000	44,256	(5,601)	388,399
SPV Asset Facility VI	500,000	300,000	26,348	(4,561)	295,439
SPV Asset Facility VII	300,000	210,000	37,998	(1,851)	208,149
CLO I	390,000	390,000	—	(3,684)	386,316
CLO II	260,000	260,000	—	(2,095)	257,905
CLO III	260,000	260,000	—	(1,833)	258,167
CLO IV	292,500	292,500	—	(3,671)	288,829
CLO V	509,625	509,625	—	(2,187)	507,438
CLO VII	330,500	330,500	—	(2,214)	328,286
CLO X	272,000	272,000	—	(1,687)	270,313
CLO XIV	260,000	260,000	—	(1,659)	258,341
July 2025 Notes	500,000	500,000	—	(110)	499,890
2026 Notes	500,000	500,000	—	(1,274)	498,726
July 2026 Notes	1,000,000	1,000,000	—	(5,204)	994,796
2027 Notes(3)	500,000	500,000	—	(3,117)	475,043
April 2027 Notes	325,000	325,000	—	(1,493)	323,507
July 2027 Notes	250,000	250,000	—	(1,817)	248,183
2028 Notes	850,000	850,000	—	(7,847)	842,153
June 2028 Notes	100,000	100,000	—	(703)	99,297
2029 Notes(3)	1,000,000	1,000,000	—	(14,629)	1,001,375
2030 Notes(3)	500,000	500,000	—	(10,891)	495,544
Total Debt	$13,534,625	$9,339,625	$3,738,717	$(114,407)	$9,225,817
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $41.7 million of outstanding letters of credit.

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
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $43.2 million of outstanding letters of credit.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$139,775	$101,240	$281,130	$210,832
Amortization of debt issuance costs	11,516	8,160	21,318	17,266
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items included in interest expense(1)	280	(275)	(2,345)	156
Total Interest Expense	$151,571	$109,125	$300,103	$228,254
Average interest rate	5.5%	5.6%	5.6%	5.7%
Average daily borrowings	$9,965,559	$7,165,666	$10,069,798	$7,319,869
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes” for details on each facility’s interest rate swap.

Senior Securities
Information about our senior securities is shown in the following table as of June 30, 2025 and the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2025 (Unaudited)	$172.0	$1,812	—	N/A
December 31, 2024	$292.3	$1,778	—	N/A
December 31, 2023	$419.0	$1,830	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
June 30, 2025 (Unaudited)	$164.0	$1,812	—	N/A
December 31, 2024	$300.0	$1,778	—	N/A
December 31, 2023	$250.0	$1,830	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
SPV Asset Facility V
June 30, 2025 (Unaudited)	$394.0	$1,812	—	N/A
SPV Asset Facility VI
June 30, 2025 (Unaudited)	$300.0	$1,812	—	N/A
SPV Asset Facility VII
June 30, 2025 (Unaudited)	$210.0	$1,812	—	N/A
CLO I
June 30, 2025 (Unaudited)	$390.0	$1,812	—	N/A
December 31, 2024	$390.0	$1,778	—	N/A
December 31, 2023	$276.6	$1,830	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
June 30, 2025 (Unaudited)	$260.0	$1,812	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
June 30, 2025 (Unaudited)	$260.0	$1,812	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
June 30, 2025 (Unaudited)	$292.5	$1,812	—	N/A
December 31, 2024	$292.5	$1,778	—	N/A
December 31, 2023	$292.5	$1,830	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
June 30, 2025 (Unaudited)	$509.6	$1,812	—	N/A
December 31, 2024	$509.6	$1,778	—	N/A
December 31, 2023	$509.6	$1,830	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI(10)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
June 30, 2025 (Unaudited)	$330.5	$1,812	—	N/A
December 31, 2024	$239.2	$1,778	—	N/A
December 31, 2023	$239.2	$1,830	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
June 30, 2025 (Unaudited)	$272.0	$1,812	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
CLO XIV
June 30, 2025 (Unaudited)	$260.0	$1,812	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes(11)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$400.0	$1,830	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	N/A
December 31, 2020	$400.0	$2,060	—	N/A
December 31, 2019	$400.0	$2,926	—	N/A
2025 Notes(12)
June 30, 2025 (Unaudited)	$—	$1,812	—	N/A
December 31, 2024	$425.0	$1,778	—	N/A
December 31, 2023	$425.0	$1,830	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	N/A
December 31, 2020	$425.0	$2,060	—	N/A
December 31, 2019	$425.0	$2,926	—	N/A
July 2025 Notes
June 30, 2025 (Unaudited)	$500.0	$1,812	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
December 31, 2020	$500.0	$2,060	—	N/A
July 2025 Notes II(13)
June 30, 2025 (Unaudited)	$—	$1,812	—	N/A
2026 Notes
June 30, 2025 (Unaudited)	$500.0	$1,812	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
December 31, 2020	$500.0	$2,060	—	N/A
July 2026 Notes
June 30, 2025 (Unaudited)	$1,000.0	$1,812	—	N/A
December 31, 2024	$1,000.0	$1,778	—	N/A
December 31, 2023	$1,000.0	$1,830	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	N/A
December 31, 2020	$1,000.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2027 Notes
June 30, 2025 (Unaudited)	$500.0	$1,812	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
April 2027 Notes
June 30, 2025 (Unaudited)	$325.0	$1,812	—	N/A
July 2027 Notes
June 30, 2025 (Unaudited)	$250.0	$1,812	—	N/A
2028 Notes
June 30, 2025 (Unaudited)	$850.0	$1,812	—	N/A
December 31, 2024	$850.0	$1,778	—	N/A
December 31, 2023	$850.0	$1,830	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	N/A
June 2028 Notes
June 30, 2025 (Unaudited)	$100.0	$1,812	—	N/A
2029 Notes
June 30, 2025 (Unaudited)	$1,000.0	$1,812	—	N/A
December 31, 2024	$1,000.0	$1,778	—	N/A
2030 Notes
June 30, 2025 (Unaudited)	$500.0	$1,812	—	N/A
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
(13)On April 28, 2025, we redeemed in full all $142,000,000 in aggregate principal amount of the July 2025 Notes II at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, April 28, 2025.

Credit Facilities
Our credit facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).
Revolving Credit Facility
On August 26, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 22, 2024 (the “Revolving Credit Facility Second Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through May 27, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.81 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.74 billion (increased from $3.59 billion on May 27, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $5.50 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on November 17, 2029 bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount but less than the product of 2.00 and the combined debt amount, 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum or (ii) the alternative base rate plus margin of either 0.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount but less than the product of 2.00 and the combined debt amount, 0.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 0.525% per annum. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on August 26, 2027 bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on November 22, 2029 bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount but less than the product of 2.00 and the combined debt amount, 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on August 26, 2027 bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. Beginning on and after the Revolving Credit Facility Second Amendment Date, we pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility V
On July 29, 2021 (the “SPV Asset Facility V Closing Date”), ORCC III Financing entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility V”), with ORCC III Financing, as borrower, OBDE, as equityholder, ODCA, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and collateral custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate, replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility V as most recently amended on June 12, 2025.
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
The SPV Asset Facility V provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility V through March 16, 2028, unless the commitments are terminated sooner as provided in the SPV Asset Facility V (the “SPV Asset Facility V Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility V will mature on March 15, 2030 (the “SPV Asset Facility V Stated Maturity”). Prior to the SPV Asset Facility V Stated Maturity, proceeds received by ORCC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility V Stated Maturity, ORCC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars bear interest at SOFR plus a spread of 1.90%; amounts drawn in Canadian dollars bear interest at Term CORRA plus a spread of 1.90%; amounts drawn in Euros bear interest at EURIBOR plus a spread of 1.90%; and amounts drawn in British pounds bear interest at SONIA plus a spread of 1.90%. These benchmarks may be replaced as a base rate under certain circumstances. From the SPV Asset Facility V Closing Date to the SPV Asset Facility V Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.00% to 1.00% on the undrawn amount under the SPV Asset Facility V.
SPV Asset Facility VI
On December 2, 2021 (the “SPV Asset Facility VI Closing Date”), ORCC III Financing II LLC (“ORCC III Financing II”), a Delaware limited liability company and newly formed subsidiary entered into a loan financing and servicing agreement (the “SPV Asset Facility VI”), with ORCC III Financing II, as borrower, OBDE, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. The parties to the SPV Asset Facility VI have entered into various amendments, including to replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility VI as most recently amended on April 9, 2025.
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
Amounts drawn bear interest at SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) SOFR, such SOFR not to be lower than zero) plus a spread equal to 1.70% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility VI Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “SPV Asset Facility VI Applicable Margin”). SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility VI Revolving Period, ORCC III Financing II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI. During the SPV Asset Facility VI Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 35%, 50% and 60%) of the total commitments under the SPV Asset Facility VI, ORCC III Financing II will also pay a make-whole fee equal to the SPV Asset Facility VI Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. ORCC III Financing II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent.
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
CLO X Refinancing
On April 4, 2025 (the “CLO X Refinancing Date”), we completed a $409.7 million term debt securitization refinancing (the “CLO X Refinancing”). The secured notes issued and the secured loans borrowed in the CLO X Refinancing were issued and incurred, as applicable, by the CLO X Issuer, as issuer (the “CLO X Refinancing Issuer”).
The CLO X Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an amended and restated indenture and security agreement dated as of the CLO X Refinancing Date (the “CLO X Refinancing Indenture”), by and between the CLO X Refinancing Issuer and State Street Bank and Trust Company: (i) $93.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.39% and (ii) $44.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.70% (together, the “CLO X Refinancing Secured Notes”) and (B) the borrowing by the CLO X Refinancing Issuer of $135.0 million under floating rate Class A-L1 loans (the “CLO X Refinancing Class A-L1 Loans” and together with the CLO X Refinancing Secured Notes, the “CLO X Refinancing Debt”). The CLO X Refinancing Class A-L1 Loans bear interest at the Benchmark plus 1.39%. The CLO X Refinancing Class A-L1 Loans were borrowed under a loan agreement (the “CLO X Refinancing Class A-L1 Loan Agreement”), dated as of the CLO X Refinancing Date, by and among the CLO X Refinancing Issuer, as borrower, State Street Bank and Trust Company, as collateral trustee and loan agent, and the lenders party thereto. The CLO X Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO X Refinancing Issuer. The CLO X Refinancing Debt is scheduled to mature on the Payment Date in April 2037. The CLO X Refinancing Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser. The proceeds from the CLO Refinancing were used to redeem in full the classes of notes issued on CLO X Closing Date and to pay expenses incurred in connection with the CLO X Refinancing.
On the CLO X Closing Date, the CLO X Issuer issued $137.7 million of subordinated securities in the form of 137,700 of its preferred shares (the “CLO X Preferred Shares”) which we purchased and continue to be held. The CLO X Preferred Shares were issued by the CLO X Issuer as part of its issued share capital and are not secured by the collateral securing the CLO X Refinancing Debt.
On the CLO X Closing Date, the CLO X Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $245.9 million par amount of middle market loans from us to the CLO X Issuer on the CLO X Closing

Date and for future sales from us to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Debt. As part of the CLO X Refinancing, we and the CLO X Issuer entered into an amended and restated loan sale agreement dated as of the CLO X Refinancing Date (the “CLO X Refinancing OBDC Loan Sale Agreement”), which provides for the sale and contribution of approximately $56.3 million par amount of middle market loans from us to the CLO X Issuer on the CLO X Refinancing Date and for future sales from us to the CLO Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO X Debt. We made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through April 20, 2029, a portion of the proceeds received by the CLO X Refinancing Issuer from the loans securing the CLO X Refinancing Debt may be used by the CLO X Refinancing Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO X Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO X Refinancing Debt is the secured obligation of the CLO X Refinancing Issuer, and the CLO X Refinancing Indenture and the CLO X Refinancing A-L1 Loan Agreement each include customary covenants and events of default.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. We received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the six months ended June 30, 2024 we made a payment of $6.6 million in conjunction with unwinding the swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended June 30, 2025, we made no periodic payments and for the six months ended June 30, 2025, we made net periodic payments of $10.6 million. For the three months ended June 30, 2024 we made no periodic payments and for the six months ended June 30, 2024, we made $11.6 million in periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $(21.1) million and $(31.8) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
On February 9, 2024, in connection with the initial issuance of the 2029 Notes on January 22, 2024, we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended June 30, 2025, the Company made no periodic payments and for the six months ended June 30, 2025, the company made net periodic payments of $2.5 million. For the three and six months ended June 30, 2024 we did not make any net periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $8.3 million and $(5.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922%. The interest rate swap matures on February 15, 2029. For the three and six months ended June 30, 2025, the Company made no periodic payments. As of June 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $7.6 million and $(1.3) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
2030 Notes
On May 15, 2025, pursuant to the Base Indenture and a Ninth Supplemental Indenture, dated May 15, 2025 (the “Ninth Supplemental Indenture”) between us and the Successor Trustee, we issued $500.0 million aggregate principal amount of notes that mature July 15, 2030 (the “2030 Notes). The 2030 Notes bear interest at a rate of 6.200% per year payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2026. We may redeem some or all of the 2030 Notes at any time and from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2030 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2030 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 40 basis points, plus, in each case, accrued and unpaid interest thereon to the redemption date; provided, however, that if we redeem any 2030 Notes on or after June 15, 2023 (the date falling one month prior to the maturity date of the 2030 Notes), the redemption price for the 2030 Notes will be equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On May 15, 2025, in connection with the issuance of the 2030 Notes on May 15, 2025, we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. We will receive fixed rate interest at 6.20% and pay variable rate interest based on three-month SOFR plus 2.392%. The interest rate swap matures on July 15, 2030. For the three and six months ended June 30, 2025, we did not make any net periodic payments. As of June 30, 2025, the interest rate swap had a fair value of $6.4 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations
Notes Assumed in the Mergers
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
On December 22, 2022, OBDE entered into a First Supplement to the Note Purchase Agreement (the “First Supplement”) governing the issuance of $60.0 million in aggregate principal amount of Series 2022B Notes, due July 21, 2027, with a fixed interest rate of 7.58% per year (the “July 2027 Notes II, and together with the July 2027 Notes I, the “July 2027 Notes”). Except as otherwise expressly set forth in the First Supplement, the terms of the Note Purchase Agreement that applied to the July 2025 Notes II and apply to the July 2027 Notes I and the July 2027 Notes II, including, without limitation, the material terms described herein.
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
On April 16, 2025, we entered into the First Amendment to the Note Purchase Agreement, which provided for optional prepayments of a series or tranche of notes without allocating any such optional prepayment to the other outstanding notes, subject to certain conditions. On April 28, 2025 we completed the optional prepayment of the July 2025 Notes II, plus accrued and unpaid interest on such notes.
Interest on the outstanding Series 2022A Notes will be due semiannually on January 21 and July 21 each year, beginning on January 21, 2023. The outstanding Series 2022A Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the outstanding Series 2022A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The outstanding Series 2022A Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $800.0 million, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the outstanding Series 2022A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the outstanding Series 2022A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the outstanding Series 2022A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the outstanding Series 2022A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the outstanding Series 2022A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the outstanding Series 2022A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$882,768	$673,576
Total unfunded delayed draw loan commitments	792,949	607,998
Total unfunded revolving and delayed draw loan commitments	1,675,717	1,281,574

Total unfunded equity commitments	187,181	158,259

Total unfunded commitments	$1,862,898	$1,439,833
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended June 30, 2025.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2025, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of June 30, 2025:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$172.0	$—	$1.3	$170.7	$—
SPV Asset Facility II	164.0	—	—	—	164.0
SPV Asset Facility V	394.0	—	—	394.0	—
SPV Asset Facility VI	300.0	—	—	300.0	—
SPV Asset Facility VII	210.0	—	—	210.0	—
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VII	330.5	—	—	—	330.5
CLO X	272.0	—	—	—	272.0
CLO XIV	260.0	—	—	—	260.0
July 2025 Notes	500.0	500.0	—	—	—
2026 Notes	500.0	500.0	—	—	—
July 2026 Notes	1,000.0	—	1,000.0	—	—
2027 Notes	500.0	—	500.0	—	—
April 2027 Notes	325.0	—	325.0	—	—
July 2027 Notes	250.0	—	250.0	—	—
2028 Notes	850.0	—	850.0	—	—
June 2028 Notes	100.0	—	100.0	—	—
2029 Notes	1,000.0	—	—	1,000.0	—
2030 Notes	500.0	—	—	—	500.0
Total Contractual Obligations	$9,339.6	$1,000.0	$3,026.3	$2,074.7	$3,238.6
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

Recent Developments
Dividend
On August 5, 2025, our Board declared a third quarter dividend of $0.37 per share for stockholders of record as of September 30, 2025, payable on or before October 15, 2025 and a second quarter supplemental dividend of $0.02 per share for stockholders of record as of August 29, 2025, payable on or before September 15, 2025.
July 2025 Notes Repayment
On July 22, 2025, we repaid the July 2025 Notes in full, plus accrued interest on such notes.
CLO II Redemption
On July 7, 2025, the CLO II Issuers redeemed all classes of the CLO II Refinancing Debt in full, along with accrued and unpaid interest.
Revolver Upsize
On July 15, 2025, the aggregate principal amount of the revolving credit facility commitments increased from $3.735 billion to $3.825 billion (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $3.81 billion to $3.9 billion).

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
As of June 30, 2025, 97.6% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility V, SPV Asset Facility VI and SPV Asset Facility VII bear interest at variable interest rates with a floor of 0%. The July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, April 2027 Notes, July 2027 Notes, 2028 Notes, June 2028 Notes, 2029 Notes and 2030 Notes bear interest at fixed rates. The 2027 Notes, 2029 Notes and 2030 Notes are hedged against interest rate swap instruments. CLO III, CLO IV, CLO VII, CLO X and CLO XIV bear interest at variables rates with a floor of 0%. CLO I, CLO II and CLO V bear interest at fixed and variable rates with a floor of 0%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$416,629	$171,758	$244,871
Up 200 basis points	277,753	114,505	163,248
Up 100 basis points	138,876	57,253	81,623
Down 100 basis points	(138,876)	(57,253)	(81,623)
Down 200 basis points	(277,700)	(114,505)	(163,195)
Down 300 basis points	(416,318)	(171,758)	(244,560)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the quarter ended June 30, 2025, pursuant to our dividend reinvestment plan, we purchased 1,024,155 shares of our common stock in the open market, at a weighted average price of $13.38 per share, for distribution to stockholders of record as of March 31, 2025 and May 30, 2025 for the first quarter dividend and supplemental first quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
4.1
Ninth Supplemental Indenture, dated as of May 15, 2025, between the Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 15, 2025).

4.2	Form of 6.200% Note Due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 15, 2025).
10.1
Amendment No. 10 to Credit Agreement, dated as of March 31, 2025, among ORCC Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian, and Successor Document Custodian, and Cortland Capital Market Services LLC as Outgoing Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2025).

10.2
Amended and Restated Indenture and Security Agreement, dated as of April 4, 2025, by and between Owl Rock CLO X, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 9, 2025).

10.3
Amended and Restated Collateral Management Agreement, dated as of April 4, 2025, by and between Owl Rock CLO X, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 9, 2025).

10.4
Amended and Restated Loan Sale Agreement, dated as of April 4, 2025, by and between Blue Owl Capital Corporation, as Seller, and Owl Rock CLO X, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 9, 2025).

10.5
Class A-L1 Credit Agreement, dated as of April 4, 2025, among Owl Rock CLO X, LLC, as Borrower, the Lenders party thereto, and State Street Bank and Trust Company, as Loan Agent and Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 9, 2025).

10.6
Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of April 9, 2025, among ORCC III Financing II LLC, as Borrower, Deutsche Bank AG, New York Branch, as Facility Agent, Blue Owl Capital Corporation, as Equityholder and as Services Provider, the Lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2025).

10.7	First Amendment to Master Note Purchase Agreement, dated as of April 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 22, 2025).
10.8
Amendment No. 7 to the Loan and Servicing Agreement, dated as of June 12, 2025, among ORCC III Financing LLC, as Borrower, Blue Owl Capital Corporation, as equityholder, Blue Owl Credit Advisors LLC, as collateral manager, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent and successor collateral custodian, Alter Domus (US) LLC, as resigning collateral custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2025).

21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended June 30, 2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: August 6, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: August 6, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer