Form 10-Q
period 2025-09-30
Blue Owl Capital Corp
filed 2025-11-05
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 5, 2025, the registrant had 511,048,237 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment, trade disputes with other countries, and the risk of recession or a prolonged shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas;
•the ability of the parties to consummate the proposed transactions that will result in Blue Owl Capital Corporation II (“OBDC II”) merging with and into the Company (the “OBDC II Mergers”) pursuant to an Agreement and Plan of Merger (the “OBDC II Merger Agreement”), dated November 5, 2025, among the Company, OBDC II, Cowboy Merger Sub Inc., a Maryland corporation and wholly owned subsidiary of the Company (“OBDC II Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser, on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the OBDC II Mergers and the merger of Blue Owl Capital Corporation III (“OBDE”) with and into us (the “OBDE Mergers”) on January 13, 2025 pursuant to an Agreement and Plan of Merger (the “OBDE Merger Agreement”), dated August 7, 2024, among us, OBDE, Cardinal Merger Sub Inc., a Maryland corporation and our wholly owned subsidiary of the Company (“OBDE Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser and Blue Owl Diversified Credit Advisers LLC, a Delaware limited liability company and investment advisor to OBDE (“ODCA”);
•the effects of disruption on our business from the OBDE Mergers and the OBDC II Mergers;
•the combined company’s plans, expectations, objectives and intentions as a result of the OBDE Mergers and the OBDC II Mergers;
•any potential termination of the OBDC II Merger Agreement;
•the actions of the shareholders of OBDC II with respect to the proposals submitted for their approval in connection with the OBDC II Mergers;
•with respect to the OBDC II Mergers, the possibility that competing offers or acquisitions proposals will be made;
•risk that stockholders litigation in connection with the OBDC II Mergers may result in significant costs of defense and liability; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $14,887,896 and $11,511,987, respectively)	$14,868,718	$11,451,457
Non-controlled, affiliated investments (amortized cost of $117,120 and $233,105, respectively)	74,987	235,060
Controlled, affiliated investments (amortized cost of $2,044,382, and $1,424,298, respectively)	2,192,843	1,508,028
Total investments at fair value (amortized cost of $17,049,398 and $13,169,390, respectively)	17,136,548	13,194,545
Cash (restricted cash of $46,999 and $82,387, respectively)	317,183	505,692
Foreign cash (cost of $4,109 and $8,539, respectively)	4,116	8,464
Interest and dividend receivable	105,395	105,881
Receivable from a controlled affiliate	25,165	16,970
Prepaid expenses and other assets	16,684	34,012
Total Assets	$17,605,091	$13,865,564
Liabilities
Debt (net of unamortized debt issuance costs of $100,312 and $84,363, respectively)	$9,528,525	$7,457,702
Distribution payable	189,088	144,381
Management fee payable	62,098	49,058
Incentive fee payable	38,822	39,082
Payables to affiliates	12,842	6,083
Payable for investments purchased	9,997	—
Accrued expenses and other liabilities	152,448	216,417
Total Liabilities	$9,993,820	$7,912,723
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 511,048,237 and 390,217,304 shares issued and outstanding, respectively	5,111	3,902
Additional paid-in-capital	7,673,114	5,919,539
Accumulated undistributed (overdistributed) earnings	(66,954)	29,400
Total Net Assets	$7,611,271	$5,952,841
Total Liabilities and Net Assets	$17,605,091	$13,865,564
Net Asset Value Per Share	$14.89	$15.26

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$349,053	$299,598	$1,090,278	$881,408
Payment-in-kind (“PIK”) interest income	28,072	45,561	93,045	131,068
Dividend income	22,224	17,115	64,565	54,764
Other income	4,003	5,326	14,861	16,627
Total investment income from non-controlled, non-affiliated investments	403,352	367,600	1,262,749	1,083,867
Investment income from non-controlled, affiliated investments:
Interest income	432	471	1,266	579
Payment-in-kind (“PIK”) interest income	844	180	2,748	312
Dividend income	16	12	571	74
Other income	26	11	96	11
Total investment income from non-controlled, affiliated investments	1,318	674	4,681	976
Investment income from controlled, affiliated investments:
Interest income	10,442	7,589	29,241	22,760
Payment-in-kind (“PIK”) interest income	—	359	—	1,062
Dividend income	37,920	29,627	106,794	93,151
Other income	33	180	89	550
Total investment income from controlled, affiliated investments	48,395	37,755	136,124	117,523
Total Investment Income	453,065	406,029	1,403,554	1,202,366
Operating Expenses
Interest expense	151,019	121,273	451,122	349,527
Management fees, net(1)	62,096	49,264	188,840	144,512
Performance based incentive fees	38,822	39,224	123,500	118,111
Professional fees	4,052	3,476	11,122	11,185
Directors' fees	633	320	1,273	960
Other general and administrative	3,267	4,001	10,477	10,051
Total Operating Expenses	259,889	217,558	786,334	634,346
Net Investment Income (Loss) Before Taxes	193,176	188,471	617,220	568,020
Income tax expense (benefit), including excise tax expense (benefit)	3,092	3,559	9,124	11,209
Net Investment Income (Loss) After Taxes	$190,084	$184,912	$608,096	$556,811
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(65,542)	$33,552	$5,222	$(32,267)
Non-controlled, affiliated investments	(25,856)	(143)	(41,267)	251
Controlled, affiliated investments	27,818	(24,132)	61,913	(22,187)
Translation of assets and liabilities in foreign currencies and other transactions	(505)	(2,321)	16,862	7,917
Income tax (provision) benefit	(1,490)	(1,178)	(3,252)	(1,188)
Total Net Change in Unrealized Gain (Loss)	(65,575)	5,778	39,478	(47,474)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(1,298)	(55,368)	(132,396)	(60,408)
Foreign currency transactions	4,970	36	(6,858)	(8,834)
Total Net Realized Gain (Loss)	3,672	(55,332)	(139,254)	(69,242)
Total Net Realized and Change in Unrealized Gain (Loss)	(61,903)	(49,554)	(99,776)	(116,716)
Net Increase (Decrease) in Net Assets Resulting from Operations	$128,181	$135,358	$508,320	$440,095
Earnings Per Share - Basic and Diluted	$0.25	$0.35	$1.01	$1.13
Weighted Average Shares Outstanding - Basic and Diluted	511,048,237	390,217,304	505,700,153	390,018,665
_______________
(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2029	$42,404	$42,039	$42,404
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		2/2031	152,080	150,600	152,080
							192,639	194,484	2.6%
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(3)(4)(9)	First lien senior secured loan	S+	0.67%	5.83%	7/2027	41,975	31,930	22,247
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	60,393	57,420	35,711
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	114,714	113,750	114,140
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	8,487	8,402	8,423
							211,502	180,521	2.4%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+		7.50%	9/2027	£13,858	17,421	18,656
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€52,158	55,297	61,286
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£54,490	69,085	73,357
							141,803	153,299	2.0%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2032	57,614	57,326	57,326
Spotless Brands, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		7/2028	94,291	92,935	94,291
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		7/2028	1,044	1,029	1,044
							151,290	152,661	2.0%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	195,741	194,248	195,741
Associations, Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		7/2028	445,428	443,537	445,428
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	120,804	120,105	120,099
							757,890	761,268	10.0%
Business services
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,136	72,487	75,360
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		11/2030	1,292	1,270	1,292

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
CMG HoldCo, LLC (dba Crete United)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.50%		11/2030	11	8	11
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	4.75%		8/2028	11,831	11,643	10,427
Denali BuyerCo, LLC (dba Summit Companies)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	143,730	141,993	146,604
Denali BuyerCo, LLC (dba Summit Companies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		9/2027	4,539	4,530	4,630
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	131,739	130,620	130,751
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	32,919	32,697	32,919
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	127,669	127,290	127,350
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	6,280	6,459	8,672
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	43,212	39,922	39,323
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	31	29	28
Ping Identity Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	900	898	900
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		5/2031	181,187	179,791	180,734
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.50%		5/2030	2,918	2,826	2,860
							752,463	761,861	10.0%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(8)	Second lien senior secured loan	S+	7.75%		11/2028	16,500	16,178	14,933
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		6/2031	80,065	79,135	79,453
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2027	192,927	191,772	192,927
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	261,017	256,062	261,017
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2027	27,250	27,017	27,250
							570,164	575,580	7.6%
Consumer products
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	12,441	11,317	7,761
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	161,616	158,602	95,353
Feradyne Outdoors, LLC(3)(4)(9)	First lien senior secured loan	S+	3.15%	3.60%	5/2028	78,196	78,196	59,624
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	53,407	52,888	53,141
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2027	89,302	88,203	88,408

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2027	13,525	13,359	13,390
Lignetics Investment Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		10/2026	10,294	10,190	10,171
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	1,460	1,421	1,431
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.25%		3/2029	68	66	66
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	93,827	93,604	93,827
							507,846	423,172	5.6%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	101,624	101,209	101,624
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	580	547	580
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)	First lien senior secured loan	S+	5.75%		9/2028	71,279	70,211	71,279
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	35,192	34,265	34,488
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		10/2027	903	849	830
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	9,534	9,416	9,534
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	28,167	27,846	28,167
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	164,333	162,573	164,333
							406,916	410,835	5.4%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	64,629	64,145	63,982
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2029	205,592	203,489	205,592
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	129,020	127,977	127,408
Offen, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		7/2030	16,349	16,191	16,186
							411,802	413,168	5.4%
Education
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	1,572	1,543	1,550
							1,543	1,550	—%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2029	80,134	79,334	80,134
							79,334	80,134	1.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Financial services
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	87,501	86,220	87,501
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	25,215	24,843	25,215
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	7,500	7,434	7,425
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	115,886	115,310	115,306
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured revolving loan	S+	7.25%		9/2029	27,941	27,705	28,081
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2031	8,166	7,986	8,142
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	224,091	221,397	224,091
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	47,799	47,616	47,799
Smarsh Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	1,989	1,969	1,984
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	55	55	55
							541,535	546,599	7.2%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	28,000	27,788	26,880
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030	37,489	36,767	37,489
BP Veraison Buyer, LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2029	137,712	136,386	137,712
Eagle Family Foods Group LLC(3)(4)(10)	First lien senior secured loan	S+	5.00%		8/2030	2,585	2,550	2,585
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	3.25%		2/2029	410	410	410
Gehl Foods, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.25%		6/2030	104,990	103,736	104,990
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2029	13,945	13,818	13,945
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	42,240	41,522	42,028
KBP Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%	0.50%	5/2027	1,081	1,051	1,060
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028	853	845	840
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	358,193	354,428	358,193

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		7/2027	53,509	53,668	53,227
The Better Being Co., LLC (fka Nutraceutical International Corporation)(3)(4)(8)	First lien senior secured loan	S+	6.75%		9/2026	215,192	214,885	215,192
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.31%		10/2031	61,729	60,692	61,729
							1,048,546	1,056,280	13.9%
Healthcare equipment and services
Bamboo US BidCo LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2030	9,609	9,545	9,609
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€4,673	4,846	5,491
Cadence, Inc.(4)(9)(22)	First lien senior secured loan	S+	4.50%		5/2026	31,683	31,213	31,155
Cambrex Corporation(3)(4)(8)	First lien senior secured loan	S+	4.50%		3/2032	781	774	781
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	113,653	111,325	113,653
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029	4,968	4,861	4,955
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.50%		3/2031	30,539	29,958	29,871
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(13)(22)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031	€47,583	49,722	56,448
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2032	149,870	147,962	149,121
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(3)(4)(9)(22)(31)	First lien senior secured loan	S+	4.75%		1/2028	158,395	157,080	158,395
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	23,022	22,980	23,022
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2030	40,773	40,363	40,671
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	41,739	41,380	41,530
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		11/2030	346	320	318
							652,329	665,020	8.7%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2030	6,898	6,782	6,898
Belmont Buyer, Inc. (dba Valenz)(3)(4)(8)	First lien senior secured loan	S+	6.50%		6/2029	4,466	4,390	4,466
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	2,802	2,736	2,781
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		8/2032	41,993	41,785	41,783
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	56,242	55,944	56,102

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Confluent Health, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2028	4,925	4,793	4,666
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	30,000	28,861	27,975
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured delayed draw term loan	S+	3.18%	2.75%	7/2029	2,111	2,057	2,032
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	102,565	101,556	102,565
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028	127,543	126,258	127,543
KABAFUSION Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2031	48,736	48,122	48,736
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2029	77,548	76,418	77,548
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(10)(22)	First lien senior secured loan	S+	4.00%		9/2030	634	632	634
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	5.00%		5/2031	79,514	78,776	79,514
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured loan	S+		10.00%	4/2026	140,686	129,794	54,868
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(11)(28)	First lien senior secured delayed draw term loan	S+		12.00%	4/2026	21,299	14,248	8,307
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		10.00%	12/2025	2,738	2,732	2,738
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured revolving loan	S+		9.00%	4/2026	11,235	10,147	4,315
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	7,678	7,574	7,660
OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	164,960	163,026	164,960
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	44,138	43,226	43,807
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	4,581	4,482	4,547
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	131,340	129,101	121,489
Physician Partners, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		12/2029	11,401	10,821	9,720
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	6,473	4,164	2,808
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured loan	S+	5.75%		5/2029	1,324	1,298	1,135
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	50	49	43
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2028	151	149	129
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2029	28,557	28,073	28,557

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	1,764		1,735	1,764
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	3.60%	2.40%	3/2026	49,213		49,180	46,014
Premise Health Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2031	62,052		61,166	62,052
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2028	66,802		65,751	65,132
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2026	15,494		15,299	15,106
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	828		824	824
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	36		35	35
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	59,105		58,831	59,105
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	980		971	980
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	42,282		41,860	42,282
Unified Women's Healthcare, LP(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	17,183		17,021	17,183
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	42,238		41,651	42,238
Vermont Aus Pty Ltd(3)(4)(16)(31)	First lien senior secured AUD term loan	BB+	5.75%		3/2028	A$	2,576	1,652	1,707
								1,483,970	1,392,748	18.3%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	162,048		159,804	160,428
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	35,432		34,785	35,077
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026	14,584		14,469	14,409
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	89,203		88,077	89,203
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031	12,910		12,846	12,845
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(8)	First lien senior secured loan	S+	5.75%		10/2028	24,696		24,029	24,202
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	21,701		21,297	21,375
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	334		315	329
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	1,586		1,555	1,555

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Inovalon Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	152,995	152,795	152,995
Inovalon Holdings, Inc.(3)(4)(8)	Second lien senior secured loan	S+		8.50%	11/2033	62,627	62,627	62,627
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	6.50%		8/2026	169,078	167,611	167,387
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028	74,212	73,911	73,048
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	768	761	764
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	56,403	56,403	56,403
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£26,120	35,250	35,164
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	41,293	40,677	41,293
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031	666	626	666
							947,838	949,770	12.5%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	4.50%	2.50%	11/2026	191,523	191,354	176,202
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2026	12,411	12,407	11,087
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(8)	Unsecured facility	S+		10.75%	4/2032	8,839	8,635	8,530
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	709	683	651
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(8)	First lien senior secured loan	S+	5.75%		4/2029	27,844	27,297	27,009
SimpliSafe Holding Corporation(3)(4)(8)	First lien senior secured loan	S+	6.25%		5/2028	8,976	8,872	8,976
							249,248	232,455	3.1%
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	160,417	153,559	151,594
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	117,435	116,334	117,435
							269,893	269,029	3.5%
Infrastructure and environmental services
AWP Group Holdings, Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		12/2030	963	938	954
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		1/2031	54,511	53,897	54,511
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	929	918	922
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	2	1	2

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
KENE Acquisition, Inc. (dba Entrust Solutions Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		2/2031	18,365	17,944	18,365
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		3/2029	1,947	1,918	1,947
Vessco Midco Holdings, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		7/2031	58,689	57,981	58,689
							133,597	135,390	1.8%
Insurance
AmeriLife Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2029	11,388	11,153	11,331
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.81%		8/2029	1,819	1,796	1,810
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	167	162	162
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	66,708	66,041	66,708
Brightway Holdings, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		12/2027	3,844	3,795	3,844
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2030	24,984	24,736	24,984
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.75%		4/2030	901	892	901
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	586	582	586
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	97,509	96,503	97,509
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.60%	7/2030	65,705	65,177	65,705
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured loan	S+	5.50%		11/2029	2,427	2,427	1,389
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	4.50%	6.60%	8/2029	3,866	1,749	—
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	44,014	43,397	44,014
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		10/2031	40,603	40,023	40,381
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	150,000	148,537	150,000
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2029	52,110	51,704	52,110
							558,674	561,434	7.4%
Internet software and services
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)	First lien senior secured loan	S+	4.50%		8/2031	7,547	7,358	7,472
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	707	701	703

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	64,342	64,342	64,342
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	19,274	18,912	19,274
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.34%		1/2031	149	145	149
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP delayed draw term loan	SA+	5.25%		6/2029	£2,959	3,588	3,964
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.25%		7/2031	12,011	11,907	12,011
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	15,817	15,577	15,817
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	12,699	11,955	10,603
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	88,255	88,011	88,255
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	1,832	1,815	1,832
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	6.50%		12/2026	70,992	70,700	70,992
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	4,694	4,694	4,694
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	41,947	41,335	41,318
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	22,796	22,317	22,193
CivicPlus, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2030	70,616	70,284	70,440
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	1,551	1,537	1,551
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	19,781	19,563	19,781
Crewline Buyer, Inc. (dba New Relic)(3)(4)(8)	First lien senior secured loan	S+	6.75%		11/2030	148,219	145,795	147,108
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	5.75%		3/2028	87,753	86,762	87,753
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	77,364	76,219	76,204
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2027	23,248	22,946	23,248
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	43,387	42,959	42,953
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2031	96,971	96,226	96,971
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.75%		8/2032	€5,300	6,193	6,212
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	17,563	17,521	17,519
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	17,814	17,579	17,814

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	2,639	2,592	2,632
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	9,597	9,388	9,523
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2027	51,438	51,262	51,438
Hyland Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		9/2030	66,302	66,302	66,302
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	32,232	32,232	32,232
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	903	899	903
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	163,002	162,310	163,002
MINDBODY, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.00%		9/2027	62,018	61,867	62,018
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	11,913	11,651	11,824
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	22,575	22,104	22,457
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	72,176	71,400	72,176
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	1,744	1,628	1,565
Sitecore Holding III A/S(3)(4)(9)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	4,503	4,481	4,503
Sitecore Holding III A/S(3)(4)(14)	First lien senior secured EUR term loan	E+	3.25%	4.00%	3/2029	€26,049	27,408	30,607
Sitecore USA, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.00%	4.00%	3/2029	27,148	27,019	27,148
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	17,354	17,026	17,354
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	105,359	104,447	105,359
Zendesk, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		11/2028	101,574	99,987	101,574
							1,740,944	1,753,790	23.0%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured loan	S+	5.25%		7/2031	208,759	205,854	208,759
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	35,000	34,830	34,825
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		8/2028	86,442	85,725	86,442
							326,409	330,026	4.3%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	149,230	146,723	149,230

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		12/2029	31,661	31,319	31,661
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(8)(22)(31)	First lien senior secured revolving loan	S+	5.25%		12/2029	580	547	580
Helix Acquisition Holdings, Inc. (dba MW Industries)(3)(4)(8)	First lien senior secured loan	S+	7.00%		3/2030	946	925	939
JSG II, Inc.(3)(4)(12)	First lien senior secured loan	P+	3.50%		6/2026	13,424	13,407	13,390
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	6.00%		2/2027	788	788	788
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	4.50%		7/2027	4,122	3,831	3,916
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.75%		7/2027	112,000	109,542	94,640
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.50%		7/2027	21,000	20,277	19,268
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	106,206	105,590	102,676
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	2,488	2,452	2,425
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2028	290,627	287,950	288,447
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	12,929	12,741	12,929
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	9,510	9,406	9,332
							745,498	730,221	9.6%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	859	853	859
							853	859	—%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	25,974	25,636	25,649
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	637	611	597
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	155,495	154,268	155,495
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	3.00%	2.00%	12/2030	49,311	48,392	49,065
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	28,879	28,456	28,798
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	101,311	100,597	101,311
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	7.00%		5/2028	90,142	89,782	90,142
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028	€15,448	16,529	18,151

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.98%		9/2031	1,856	1,824	1,837
							466,095	471,045	6.2%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%	1.50%	3/2030	146,945	144,943	146,945
Galls, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		3/2030	4,501	4,355	4,501
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	63,092	62,470	62,145
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(28)	First lien senior secured loan	S+	4.75%	2.50%	11/2027	186,154	177,845	110,761
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	6.75%		5/2027	14,859	14,352	8,841
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2029	100,381	96,769	94,609
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+	7.00%		10/2029	12,238	12,091	11,841
The Shade Store, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2028	8,104	7,969	7,507
							520,794	447,150	5.9%
Telecommunications
EOS Finco S.A.R.L(3)(9)(28)(31)	First lien senior secured loan	S+		6.00%	10/2029	38,734	22,269	9,714
Park Place Technologies, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2031	12,586	12,358	12,586
Park Place Technologies, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		3/2030	478	466	478
PPT Holdings III, LLC (dba Park Place Technologies)(3)(4)(6)	First lien senior secured loan	N/A		12.75%	3/2034	4,549	4,431	4,549
							39,524	27,327	0.4%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2030	4,445	4,445	4,445
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	71,005	71,005	71,005
							75,450	75,450	1.0%
Total non-controlled/non-affiliated debt investments							$13,986,389	$13,753,126	180.7%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)							$(5,478)	$(4,563)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$13,980,911	$13,748,563	180.6%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	46,605	2,557	10,029
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class C Common Stock	N/A			N/A	9,360	446	2,014
							3,003	12,043	0.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	50,000,000	382	2,576
							382	2,576	—%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	73,986	77,389	102,669
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	247,185	243,777	247,185
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(4)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	12,098	12,174	12,098
							333,340	361,952	4.8%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	2,613,518	1,920	283
Dodge Construction Network Holdings, L.P.(3)(4)(9)(30)	Series A Preferred Units	S+		8.25%	N/A	—	50	33
							1,970	316	—%
Business services
Denali Holding, LP (dba Summit Companies)(3)(4)(29)(30)	Class A Units	N/A			N/A	751,184	10,594	21,401
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	2,640,000	2,728	3,646
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	10,974	16,145	16,363
							29,467	41,410	0.5%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	73,571	7,442	4,169
							7,442	4,169	0.1%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	43,500	44,748	44,887
							44,748	44,887	0.6%
Financial services
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	179,529	975	4
							975	4	—%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	15,004	155	225
							155	225	—%
Healthcare equipment and services
KPCI Holdings, L.P.(3)(4)(29)(30)	Class A Units	N/A			N/A	36,594	49,185	104,671
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	280,899	268	272
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	9,739	13,751	13,708

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	134,107	266	626
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	238,095	260	279
							63,730	119,556	1.6%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	3,067,771	3,068	3,068
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	9,687	9,376	9,423
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	542	5,522	7,526
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	15,050	19,043	17,332
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	36,000	269	665
							37,278	38,014	0.5%
Healthcare technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,269,969	823	1,670
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	9,000	13,085	13,162
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	169,738	165	167
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	1,250,000	736	1,644
							14,809	16,643	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	51,250	71,013	67,444
							71,013	67,444	0.9%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	5,642	254	269
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	51,757	5,279	6,685
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	33,357	186	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	124,940	1,253	1,053
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	17,500	18,225	21,000
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	1,624	5,437	4,273
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	30,001	23,338	30,001
							53,972	63,281	0.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	16,929	153	203
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	148,430	790	165
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	9,233,282	10,049	15,495
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,007	7,542	12,404
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,704	1,811	2,134
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	9,657	3,669	3,669
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	17	5,502	5,502
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	12,000	12,582	15,759
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	4,027	4,182	7,155
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	5,968,267	6,324	7,100
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		11.00%	N/A	21,250	27,012	30,119
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	50,077	75,673	76,809
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	1,064,900	10,830	11,952
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	12,779	12,868	13,085
							178,987	201,551	2.6%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	48,099	5,395	7,455
Windows Entities(3)(4)(30)(32)	LLC Units	N/A			N/A	31,844	60,319	138,629
							65,714	146,084	1.9%
Total non-controlled/non-affiliated portfolio company equity investments							$906,985	$1,120,155	14.7%
Total non-controlled/non-affiliated portfolio company investments							$14,887,896	$14,868,718	195.4%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	23,154	23,077	22,923
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+		7.50%	8/2029	25,828	25,749	25,570
							48,826	48,493	0.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Specialty retail
Ideal Image Development, LLC(3)(4)(9)(22)(24)(28)	First lien senior secured loan	S+		6.50%	2/2029	11,553	10,716	1,549
Ideal Image Development, LLC(3)(4)(9)(22)(24)(28)	First lien senior secured revolving loan	S+	6.00%		2/2029	2,324	2,264	805
							12,980	2,354	—%
Total non-controlled/affiliated debt investments							61,806	50,847	0.7%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)							$—	$(133)	—%
Total non-controlled/affiliated portfolio company debt investments							$61,806	$50,714	0.7%

Equity Investments
Asset based lending and fund finance
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	5,282	5,282	5,281
							5,282	5,281	0.1%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	7,619,079	20,149	12,570
							20,149	12,570	0.2%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	6,748	6,785	6,422
							6,785	6,422	0.1%
Specialty retail
Ideal Topco, L.P.(3)(4)(24)(29)(30)	Class A-2 Common Units	N/A			N/A	10,365,854	—	—
Ideal Topco, L.P.(3)(4)(24)(29)(30)	Class A-1 Preferred Units	N/A			N/A	23,719,512	23,098	—
							23,098	—	—%
Total non-controlled/affiliated equity portfolio company investments							$55,314	$24,273	0.3%
Total non-controlled/affiliated portfolio company investments							$117,120	$74,987	1.0%

Controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(24)	First lien senior secured loan	S+	8.00%		11/2027	72,529	72,512	72,529
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(22)(24)	First lien senior secured loan	S+	5.00%		11/2027	42,489	42,227	42,382
							114,739	114,911	1.5%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	66,008	65,872	66,008
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	89,193	89,036	89,193
							154,908	155,201	2.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(4)(9)(22)(24)(28)	First lien senior secured loan	S+		6.00%	12/2026	20,702	16,548	3,802
							16,548	3,802	—%
Household products
Walker Edison Furniture Company LLC(3)(4)(9)(22)(24)(28)	First lien senior secured loan	S+		6.75%	3/2027	57,188	32,997	6,482
Walker Edison Furniture Company LLC(3)(4)(6)(22)(24)(28)	First lien senior secured loan			10.00%	2/2026	6,576	6,421	6,529
Walker Edison Furniture Company LLC(3)(4)(9)(24)(28)	First lien senior secured revolving loan	S+	6.25%		3/2027	14,575	13,355	765
							52,773	13,776	0.2%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(9)(24)	First lien senior secured loan	S+	7.50%		4/2028	87,138	86,151	87,138
							86,151	87,138	1.1%
Total controlled/affiliated debt portfolio company investments							$425,119	$374,828	4.9%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	86,745	48,007	88,561
							48,007	88,561	1.2%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	30,937	31,431	46,339
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	34,308	35,325	52,392
Wingspire Capital Holdings LLC(4)(22)(24)(26)(30)	Specialty finance equity investment	N/A			N/A	479,655	479,655	572,569
							546,411	671,300	8.8%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	248,271	4,300	—
							4,300	—	—%
Household products
Walker Edison Holdco LLC(3)(4)(24)(29)(30)	Common Units	N/A			N/A	318,823	23,762	—
							23,762	—	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(24)(29)(30)	Common Units	N/A			N/A	576,276	24,058	41,292
							24,058	41,292	0.5%
Insurance
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	36	362,342	398,015
							362,342	398,015	5.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	404,139	404,144	399,868
							404,144	399,868	5.3%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	206,569	206,239	218,979
							206,239	218,979	2.9%
Total controlled/affiliated equity company investments							$1,619,263	$1,818,015	23.9%
Total controlled/affiliated portfolio company investments							$2,044,382	$2,192,843	28.8%
Total Investments							$17,049,398	$17,136,548	225.1%

Interest Rate Swaps as of September 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	1/15/2027	$500,000	$(17,227)	$—	$14,604	2027 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 2.255%	2/15/2029	600,000	4,079	—	9,233	2029 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 1.922%	2/15/2029	400,000	7,729	—	8,985	2029 Notes	Notes 5 and 7
Interest rate swap	6.20%	S + 2.392%	7/15/2030	500,000	7,110	—	7,110	2030 Notes	Notes 5 and 7
Total				$2,000,000	$1,691		$39,932

	Forward Contracts as of September 30, 2025
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Change in Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$126,248		£94,190	Goldman Sachs Bank USA	1/20/2026	$(385)
Foreign currency forward contract	$253,824		€213,971	Goldman Sachs Bank USA	7/17/2026	(885)
Foreign currency forward contract	$1,685	A$	2,580	Goldman Sachs Bank USA	1/20/2026	(23)
Total						$(1,293)
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on the Company’s restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(4)These investments were valued using unobservable inputs and are considered Level 3 investments.
(5)Investment measured at net asset value (“NAV”).
(6)Investment contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(11)The interest rate on these loans is subject to 12 month SOFR, which as of September 30, 2025 was 3.66%.
(12)The interest rate on these loans is subject to Prime, which as of September 30, 2025 was 7.25%.
(13)The interest rate on this loan is subject to 1 month EURIBOR, which as of September 30, 2025 was 1.93%.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2025 was 2.03%.
(15)Reserved.
(16)The interest rate on this loan is subject to 1 month BBSY, which as of September 30, 2025 was 3.49%.
(17)Reserved.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of September 30, 2025 was 3.97%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 8 “Commitments and Contingencies.”

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$76,215	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	1,509	(8)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	143	(1)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	141	(1)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	1,819	168	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	6,704	4,130	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,940	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	12,787	20,987	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	949	1,108	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	27,001	10,450	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1/2026	—	727	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	1,977	4,047	—
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	1/2027	15,748	7,894	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	117	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	219	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	2,015	2,463	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	112	8,843	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	11/2025	—	14,508	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	—	9,337	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	—	16,290	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	—	247	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	429	158	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	—	445	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	15,339	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	140	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	601	2,462	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	740	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	7,301	4,867	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	22,002	24,066	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	2,272	13,957	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	5,093	(38)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	7,000	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	62	43	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	15,945	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	6,380	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	23,526	17,391	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	503	2,604	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(4)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	121	204	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	12/2025	—	6,996	(17)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	883	6,108	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	334	2,588	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	6,920	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	4,762	(71)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	812	7,047	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	1,692	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	—	45,411	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	73	327	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	33,076	2,908	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	15,101	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	—	40,330	(101)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	6/2026	—	17,284	(43)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	16,172	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	32,524	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	3,223	9,308	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	12/2025	2,738	4,644	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	189	21,753	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	10,110	(126)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	74,767	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	7,442	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	17,436	(1,133)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	8,582	50,378	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	12,722	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	3,996	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	53	262	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	73	73	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	3,237	7,677	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	373	—
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	8,651	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	12,929	14,737	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	2,546	29,575	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	1,038	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	2,492	—
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	—	29,500	(111)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	32,025	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	140	337	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	4,887	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	1,413	7,291	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	6,201	6,248	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	4,863	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	131	(1)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	8,999	7,564	—
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	16,473	(14)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	22,823	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	7,247	15,926	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	32,230	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	943	(9)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	167	833	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	11,667	—
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	7/2027	3,000	—	—
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	7/2027	502	—	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	149	1,381	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	580	6,666	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,100	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	—	8,144	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	27,139	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	54	73	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,758	—
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	16,190	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,538	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	1,832	5,555	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	14,584	2,917	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	9,563	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	—	436	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,440	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	27,932	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	3,844	1,419	—
Cadence, Inc.	First lien senior secured revolving loan	5/2026	3,802	3,538	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	102	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	391	1,283	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,112	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	4,887	(12)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	11	270	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	10,226	(26)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	107	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	16,401	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	14,870	(112)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,663	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	12,168	(91)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	6,817	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	4,539	4,539	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	380	808	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	9,481	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	17,976	(135)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	303	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	2,409	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,488	(45)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	637	2,547	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	8,114	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	7,000	(35)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	52	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	410	7,787	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	13,965	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	903	2,708	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	4,791	(24)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	580	4,640	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	4,537	—
Galls, LLC	First lien senior secured revolving loan	3/2030	4,501	11,867	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	83	309	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	8,243	8,930	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	7,891	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	2	109	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	2,042	(41)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	2,467	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	82	165	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2027	—	16,250	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	10,835	(27)
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	12,411	4,137	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	2,379	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	3,198	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	3,169	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	12,513	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	200	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,586	501	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,623	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	2,257	3,385	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	11,175	—	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	4,007	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	3,889	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	2,360	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	140	1,307	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	16,029	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	476	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	10,294	2,059	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	1,277	7,318	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	12,129	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	709	1,225	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	7,643	11,464	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	8,112	(122)
MINDBODY, Inc.	First lien senior secured revolving loan	9/2027	—	6,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,076	(8)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	20,009	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	18,843	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	10,817	109	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	557	(1)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	266	3,792	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	4,678	2,867	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	2,210	—
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	8/2029	3,866	—	—
Notorious Topco, LLC (dba Beauty Industry Group)*	First lien senior secured revolving loan	5/2027	14,859	—	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	21,999	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(2)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	16,142	(81)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	12/2032	—	3,249	(16)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	186	3,535	—
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	478	901	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	1,157	15,036	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	730	1,095	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	18,299	(1,372)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	5,443	(27)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	91	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	151	1	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	2,081	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	7,303	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	139	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	2,918	20,426	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	9,429	—
Quva Pharma, Inc.*	First lien senior secured revolving loan	4/2026	5,182	—	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	8,655	—
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	4,480	(11)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	11,139	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	666	3,330	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	6,214	2,786	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	305	(31)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	7,269	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	189	(2)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	5,464	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	36	61	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	55	143	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	8,651	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	4,444	(244)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	9,510	14,188	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	2,076	—
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	1,044	1,566	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	8,487	4,323	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	68	72	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	253	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	346	5,239	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	—	14,314	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	8,104	2,286	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	323	4,031	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	8,545	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	6,248	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	1,755	(3)
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	177	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	5,335	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	1,708	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	5,521	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	14,522	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	7,100	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	9,557	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	11,523	(58)
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(3)
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	2,185	(22)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	3,178	(48)
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	4,007	(20)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	7,736	(116)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	10,864	(54)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	—	16,473	(96)
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	917	—	—
National Dentex Labs LLC (fka Barracuda Dental LLC)*	First lien senior secured revolving loan	4/2026	418	—	—
Total non-controlled/non-affiliated - debt commitments			$396,921	$1,844,065	$(4,563)
Non-controlled/non-affiliated - equity commitments
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	$12,098	$2,116	$—
Total non-controlled/non-affiliated - equity commitments			$12,098	$2,116	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$9,524	$(95)
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	4,763	1,945	—
Ideal Image Development, LLC*	First lien senior secured revolving loan	2/2029	422	—	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	3,810	(38)
Total non-controlled/affiliated - debt commitments			$5,185	$15,279	$(133)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Controlled/affiliated - debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	$3,014	$1,327	$—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	1,453	958	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	—	2,759	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	14,575	—	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	13,125	222	—
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	12/2026	4,151	1,831	—
Total controlled/affiliated - debt commitments			$36,318	$7,097	$—
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$30,937	$47,751	$—
Wingspire Capital Holdings LLC	Specialty finance equity investment	N/A	479,655	20,345	—
LSI Financing LLC	Specialty finance equity investment	N/A	206,569	79,350	—
Total controlled/affiliated - equity commitments			$717,161	$147,446	$—
Total Portfolio Company Commitments			$1,167,683	$2,016,003	$(4,696)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the nine months ended September 30, 2025 were as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of September 30, 2025	Interest and PIK Income	Dividend Income	Other Income
Non - Controlled Affiliates
LSI Financing 1 DAC	$4,771	$3,041	$(1,001)	$(389)	$6,422	$—	$555	$—
LSI Financing LLC	158,824		(158,824)	—	—	—	—	—
Ideal Image Development, LLC	16,183	24,244	(5,240)	(32,833)	2,354	289	—	25
Paradigmatic Holdco LLC (dba Pluralsight)	55,282	13,749	(56)	(8,045)	60,930	3,725	—	71
Blue Owl Cross-Strategy Opportunities LLC	—	5,281	—	—	5,281	—	16	—
Total	$235,060	$46,315	$(165,121)	$(41,267)	$74,987	$4,014	$571	$96

Controlled Affiliates	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of September 30, 2025	Interest and PIK Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$75,111	$25,888	$(461)	$11,809	$112,347	$5,307	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	77,680	55,574	(2,487)	10,818	141,585	6,002	—	—
Blue Owl Credit SLF LLC(c)	295,476	110,720	—	(6,328)	399,868	—	30,670	—
Eagle Infrastructure Services, LLC	111,801	258	—	16,371	128,430	8,142	2,188	37
Fifth Season Investments LLC	223,274	159,985	—	14,756	398,015	—	28,710	—
LSI Financing LLC	—	336,708	(127,648)	9,919	218,979	—	9,556	—
PS Operating Company LLC (fka QC Supply, LLC)	2,916	663	(1,836)	2,059	3,802	—	—	—
New PLI Holdings, LLC (dba PLI)	200,472	6,995	—	(3,995)	203,472	9,790	2,670	52
Walker Edison Furniture Company LLC	12,411	10,465	(172)	(8,928)	13,776	—	—	—
Wingspire Capital Holdings LLC	508,887	54,250	(6,000)	15,432	572,569	—	33,000	—
Total	$1,508,028	$761,506	$(138,604)	$61,913	$2,192,843	$29,241	$106,794	$89
_______________
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
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 5 “Debt.”
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of September 30, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $16.4 million based on a tax cost basis of $17.1 billion. As of September 30, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $566.4 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $582.8 million.
(28)Loan was on non-accrual status as of September 30, 2025.
(29)Non-income producing.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $3.0 billion or 38.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC*	Specialty finance equity investment	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC*	Specialty finance equity investment	7/1/2022
Alphasense, LLC	Series E Preferred Shares	6/27/2024
Amergin Asset Management, LLC	Specialty finance equity investment	7/1/2022
Accelerate Topco Holdings, LLC	Common Units	9/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
Baypine Commander Co-Invest, LP	LP Interest	6/24/2025
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
Blend Labs, Inc.	Warrants	7/2/2021
Blue Owl Credit SLF LLC**	LLC Interest	8/1/2024
Blue Owl Cross-Strategy Opportunities LLC	Specialty finance equity investment	8/20/2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Denali Holding, LP (dba Summit Companies)	Class A Units	9/15/2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	2/23/2022
Eagle Infrastructure Services, LLC	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC*	Specialty finance equity investment	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GoHealth, Inc.	Common stock	8/6/2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings, L.P.	Class A Common Units	9/14/2023
Ideal Topco, L.P.	Class A-1 Preferred Units	2/20/2024
Ideal Topco, L.P.	Class A-2 Common Units	2/20/2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Holdings, L.P.	Class A Units	11/30/2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC*	Specialty finance equity investment	12/14/2022
LSI Financing LLC*	Specialty finance equity investment	11/25/2024
Maia Aggregator, LP	Class A-2 Units	2/1/2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Senior A Preferred Stock	2/15/2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	4/30/2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	12/23/2020
Nscale Global Holdings Limited	Preferred equity	9/29/2025
Nscale Global Holdings Limited	Series B Preferred Shares	9/29/2025

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	2/16/2023
PCF Holdco, LLC (dba Trucordia)	Warrants	2/16/2023
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	9/23/2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	8/22/2024
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	11/15/2023
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	10/14/2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	1/31/2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	10/15/2021
Walker Edison Holdco LLC	Common Units	3/1/2023
Windows Entities	LLC Units	1/16/2020
Wingspire Capital Holdings LLC*	Specialty finance equity investment	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022
XOMA Corporation	Warrants	12/15/2023
Zoro TopCo, Inc.	Series A Preferred Equity	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022
*Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to Note 4 “Investments – Credit SLF LLC” for further information.
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2025, non-qualifying assets represented 13.3% of total assets as calculated in accordance with the regulatory requirements.
(32)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.2 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million and Fairchester Custom Windows with a fair value of $7.6 million as of September 30, 2025. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate.

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Rushmore Investment III LLC (dba Winland Foods)(14)(26)	First lien senior secured loan	S+	5.00%	10/2030	274,119	271,603	274,119	4.6%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(26)	First lien senior secured loan	S+	4.50%	7/2025	46,308	46,225	45,921	0.8%
Tall Tree Foods, Inc.(10)(11)(14)	First lien senior secured loan	S+	9.40% PIK	3/2025	69,065	48,964	33,395	0.6%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(10)(13)(26)	First lien senior secured loan	S+	7.50% (3.90% PIK)	9/2026	208,850	207,901	208,850	3.5%
Vital Bidco AB (dba Vitamin Well)(14)(26)(28)	First lien senior secured loan	S+	4.50%	10/2031	47,843	47,185	47,173	0.8%
Vital Bidco AB (dba Vitamin Well)(10)(13)(26)(28)	First lien senior secured revolving loan	S+	4.50%	10/2030	2,725	2,584	2,580	—%
						1,073,230	957,703	16.0%
Healthcare equipment and services
Bamboo US BidCo LLC(10)(14)(26)	First lien senior secured loan	S+	5.25%	9/2030	5,544	5,544	5,544	0.1%
Bamboo US BidCo LLC(19)(26)	First lien senior secured EUR term loan	E+	5.25%	9/2030	€3,139	3,302	3,250	0.1%
Cadence, Inc.(10)(14)	First lien senior secured loan	S+	5.00%	5/2026	33,427	32,423	31,918	0.5%
Creek Parent, Inc. (dba Catalent)(13)(26)	First lien senior secured loan	S+	5.25%	12/2031	86,023	84,524	84,518	1.4%
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(26)	First lien senior secured loan	S+	5.75%	2/2029	1,249	1,232	1,236	—%
Nelipak Holding Company(10)(13)(26)	First lien senior secured loan	S+	5.50%	3/2031	22,202	21,852	21,692	0.4%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(18)(26)	First lien senior secured EUR term loan	E+	5.50%	3/2031	€37,109	39,604	37,621	0.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(14)(26)(28)	First lien senior secured loan	S+	5.25%	1/2028	124,840	123,822	124,840	2.1%
PerkinElmer U.S. LLC(10)(13)(26)	First lien senior secured loan	S+	5.00%	3/2029	22,201	22,160	22,147	0.4%
Rhea Parent, Inc.(14)(26)	First lien senior secured loan	S+	4.75%	12/2030	33,613	33,512	33,509	0.6%
TBRS, Inc. (dba TEAM Technologies)(14)(26)	First lien senior secured loan	S+	4.75%	11/2031	28,085	27,945	27,945	0.5%
TBRS, Inc. (dba TEAM Technologies)(10)(14)(26)	First lien senior secured revolving loan	S+	4.75%	11/2030	255	234	234	—%
						396,154	394,454	6.7%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(10)(13)(26)	First lien senior secured loan	S+	5.25%	10/2030	993	980	993	—%
Covetrus, Inc.(14)(26)	Second lien senior secured loan	S+	9.25%	10/2030	5,000	4,916	4,863	0.1%
Engage Debtco Limited(10)(14)(26)(28)	First lien senior secured loan	S+	5.93% (2.75% PIK)	7/2029	1,033	1,015	1,007	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(14)(26)	First lien senior secured loan	S+	9.75% PIK	9/2028	78,864	78,122	78,667	1.3%

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
CivicPlus, LLC(10)(14)(26)	First lien senior secured loan	S+	5.75%	8/2027	36,035	35,852	36,035	0.6%
Coupa Holdings, LLC(14)(26)	First lien senior secured loan	S+	5.25%	2/2030	781	781	781	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(15)(26)	Unsecured notes	S+	11.75% PIK	6/2034	£25,089	24,688	25,089	0.4%
Crewline Buyer, Inc. (dba New Relic)(13)(26)	First lien senior secured loan	S+	6.75%	11/2030	110,269	108,799	108,890	1.8%
Delinea Buyer, Inc. (f/k/a Centrify)(10)(14)(26)	First lien senior secured loan	S+	5.75%	3/2028	88,434	87,172	88,434	1.5%
EET Buyer, Inc. (dba e-Emphasys)(14)(26)	First lien senior secured loan	S+	4.75%	11/2027	4,420	4,397	4,420	0.1%
Forescout Technologies, Inc.(14)(26)	First lien senior secured loan	S+	5.00%	5/2031	79,201	78,830	78,805	1.3%
Granicus, Inc.(14)(26)	First lien senior secured loan	S+	5.75% (2.25% PIK)	1/2031	7,841	7,772	7,841	0.1%
Granicus, Inc.(14)(26)	First lien senior secured delayed draw term loan	S+	5.25% (2.25% PIK)	1/2031	1,162	1,151	1,150	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(26)(28)	First lien senior secured loan	S+	7.50%	4/2026	51,567	51,157	51,438	0.9%
Hyland Software, Inc.(13)(26)	First lien senior secured loan	S+	6.00%	9/2030	52,637	51,952	52,637	0.9%
Icefall Parent, Inc. (dba EngageSmart)(13)(26)	First lien senior secured loan	S+	6.50%	1/2030	22,051	21,663	22,051	0.4%
JS Parent, Inc. (dba Jama Software)(14)(26)	First lien senior secured loan	S+	5.00%	4/2031	909	905	909	—%
Litera Bidco LLC(10)(13)(26)	First lien senior secured loan	S+	5.00%	5/2028	139,455	138,814	139,106	2.3%
MINDBODY, Inc.(10)(14)(26)	First lien senior secured loan	S+	7.00%	9/2025	62,018	61,989	62,018	1.0%
Ministry Brands Holdings, LLC(10)(13)(26)	First lien senior secured loan	S+	5.50%	12/2028	756	747	751	—%
PDI TA Holdings, Inc.(14)(26)	First lien senior secured loan	S+	5.00%	2/2031	14,928	14,726	14,779	0.2%
PDI TA Holdings, Inc.(10)(14)(26)	First lien senior secured delayed draw term loan	S+	5.50%	2/2031	1,936	1,896	1,909	—%
QAD, Inc.(13)(26)	First lien senior secured loan	S+	4.75%	11/2027	26,450	26,450	26,384	0.4%
SailPoint Technologies Holdings, Inc.(14)(26)	First lien senior secured loan	S+	6.00%	8/2029	29,853	29,387	29,853	0.5%
Securonix, Inc.(14)(26)	First lien senior secured loan	S+	7.75% (3.75% PIK)	4/2028	847	842	735	—%
Securonix, Inc.(10)(14)(26)	First lien senior secured revolving loan	S+	7.00%	4/2028	3	3	(17)	—%
Sitecore Holding III A/S(19)(26)	First lien senior secured EUR term loan	E+	7.75% 4.25% PIK)	3/2029	€25,001	26,219	25,889	0.4%
Sitecore Holding III A/S(14)(26)	First lien senior secured loan	S+	7.75% (4.25% PIK)	3/2029	4,290	4,265	4,290	0.1%
Sitecore USA, Inc.(14)(26)	First lien senior secured loan	S+	7.75% (4.25% PIK)	3/2029	25,865	25,713	25,865	0.4%
Spaceship Purchaser, Inc. (dba Squarespace)(14)(26)	First lien senior secured loan	S+	5.00%	10/2031	3,506	3,488	3,488	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(26)	First lien senior secured loan	S+	5.50%	6/2028	68,116	67,735	68,116	1.1%
When I Work, Inc.(14)(26)	First lien senior secured loan	S+	5.50%	11/2027	5,985	5,959	5,776	0.1%

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(32)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(12)(26)(27)	Common Units		N/A	N/A	7,503,843	7,504	11,264	0.2%
Elliott Alto Co-Investor Aggregator L.P.(12)(26)(27)(28)	LP Interest		N/A	N/A	3,134	3,155	4,882	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(12)(26)(27)(28)	LP Interest		N/A	N/A	1,233,000	1,233	1,544	—%
Bird Holding B.V. (fka MessageBird Holding B.V.)(12)(26)(27)(28)	Extended Series C Warrants		N/A	N/A	122,890	753	180	—%
Project Alpine Co-Invest Fund, LP(12)(26)(27)(28)	LP Interest		N/A	N/A	10,000,000	10,007	13,132	0.2%
Project Hotel California Co-Invest Fund, L.P.(12)(26)(27)(28)	LP Interest		N/A	N/A	2,685,000	2,687	3,092	0.1%
Thunder Topco L.P. (dba Vector Solutions)(12)(26)(27)	Common Units		N/A	N/A	3,829,614	3,830	4,556	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(26)(27)(31)	Series A Preferred Stock		10.00% PIK	N/A	21,250	25,029	26,281	0.4%
WMC Bidco, Inc. (dba West Monroe)(26)(27)(31)	Senior Preferred Stock		11.25% PIK	N/A	16,692	23,491	23,240	0.4%
Zoro TopCo, Inc.(14)(26)(27)	Series A Preferred Equity	S+	9.50% PIK	N/A	9,554	12,110	12,404	0.2%
Zoro TopCo, L.P.(12)(26)(27)	Class A Common Units		N/A	N/A	796,165	7,962	8,669	0.1%
						99,214	110,107	1.8%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(26)(27)	LP Interest		N/A	N/A	32,500	3,250	3,847	0.1%
Windows Entities(26)(27)(29)	LLC Units		N/A	N/A	31,844	60,319	138,628	2.3%
						63,569	142,475	2.4%
Total non-controlled/non-affiliated portfolio company equity investments						$642,616	$814,320	13.4%
Total non-controlled/non-affiliated portfolio company investments						$11,517,410	$11,456,587	191.5%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments
Education
Pluralsight, LLC(10)(14)(26)	First lien senior secured loan	S+	4.50% (1.50% PIK)	8/2029	19,001	19,001	19,001	0.3%
Pluralsight, LLC(14)(26)	First lien senior secured loan	S+	7.50% PIK	8/2029	19,539	19,539	19,539	0.3%
						38,540	38,540	0.6%
Specialty retail
Ideal Image Development, LLC(14)(26)	First lien senior secured loan	S+	6.50% PIK	2/2029	4,795	4,757	4,675	0.1%
Ideal Image Development, LLC(13)(26)	First lien senior secured loan	S+	6.00%	5/2026	1,275	1,275	1,275	—%
Ideal Image Development, LLC(10)(16)(26)	First lien senior secured revolving loan	S+	6.50% PIK	2/2029	1,529	1,529	1,482	—%
						7,561	7,432	0.1%

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	Goldman Sachs	1/15/2027	$500,000	$(31,831)	—	$10,251	2027 Notes	Note 5
Interest rate swap	5.95%	S + 2.118%	Goldman Sachs	2/15/2029	600,000	(5,154)	—	(5,154)	2029 Notes	Note 5
Interest rate swap	5.95%	S + 1.922%	Goldman Sachs	2/15/2029	400,000	(1,256)	—	(1,256)	2029 Notes	Note 5
Total					$1,500,000			$3,841
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 27 for additional information on the Company’s restricted securities.
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
_______________
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
_______________
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
(30)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
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

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$190,084	$184,912	$608,096	$556,811
Net change in unrealized gain (loss)	(65,575)	5,778	39,478	(47,474)
Net realized gain (loss)	3,672	(55,332)	(139,254)	(69,242)
Net Increase (Decrease) in Net Assets Resulting from Operations	128,181	135,358	508,320	440,095
Distributions
Distributions declared from earnings(1)	(199,307)	(167,793)	(608,141)	(507,061)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(199,307)	(167,793)	(608,141)	(507,061)
Capital Share Transactions
Reinvestment of distributions	—	—	—	7,422
Issuance of common shares	—	—	3,070	—
Issuance of common shares in connection with the Mergers(2)	—	—	1,755,181	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	—	—	1,758,251	7,422
Total Increase (Decrease) in Net Assets	(71,126)	(32,435)	1,658,430	(59,544)
Net Assets, at beginning of period	$7,682,397	$5,994,284	$5,952,841	$6,021,393
Net Assets, at End of Period	$7,611,271	$5,961,849	$7,611,271	$5,961,849
_______________
(1)For the three and nine months ended September 30, 2025, distributions declared from earnings were derived from net investment income. For the three and nine months ended September 30, 2024, distributions declared from earnings were derived from net investment income.
(2)Refer to Note 13. Merger with Blue Owl Capital Corporation III (“OBDE”) for additional information on the OBDE Mergers.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$508,320	$440,095
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(2,638,605)	(3,747,413)
Proceeds from investments and investment repayments, net	2,996,289	3,105,856
Net amortization/accretion of premium/discount on investments	(83,684)	(48,048)
Payment-in-kind interest and dividends	(126,753)	(154,972)
Net change in unrealized (gain) loss on investments	(25,868)	54,203
Net change in unrealized (gain) loss on interest rate swap attributed to unsecured notes	38,067	28,675
Net change in unrealized (gain) loss on foreign currency forward contracts	1,293	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(18,155)	(7,946)
Net realized (gain) loss on investments	132,396	60,408
Net realized (gain) loss on foreign currency transactions relating to investments	(5,994)	15,981
Amortization of debt issuance costs	31,741	23,994
Cash acquired in the OBDE Mergers	125,621	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	45,197	(8,822)
(Increase) decrease in receivable from a controlled affiliate	(8,195)	(1,266)
(Increase) decrease in prepaid expenses and other assets	30,174	(13,451)
Increase (decrease) in management fee payable	10,101	1,553
Increase (decrease) in incentive fee payable	(1,597)	(2,993)
Increase (decrease) in payables to affiliate	4,903	6,884
Increase (decrease) in payable for investments purchased	9,997	—
Increase (decrease) in accrued expenses and other liabilities	(106,624)	(38,476)
Net cash provided by (used in) operating activities	918,624	(285,738)
Cash Flows from Financing Activities
Borrowings on debt	4,533,775	2,945,200
Payments on debt	(5,065,359)	(2,322,827)
Debt issuance costs	(19,533)	(23,312)
Shares issued under the "at the market" offering	3,070	—
Cash distributions paid to shareholders	(563,434)	(491,666)
Net cash provided by (used in) financing activities	(1,111,481)	107,395
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(35,388) and $(32,514), respectively)	(192,857)	(178,343)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $82,387 and $87,067, respectively)	514,156	659,658
Cash and restricted cash, including foreign cash, end of period (restricted cash of $46,999 and $54,553, respectively)	$321,299	$481,315
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Supplemental and Non-Cash Information
Interest paid during the period	$461,481	$345,142
Distributions declared during the period	$608,141	$507,061
Reinvestment of distributions during the period	$—	$7,422
Distributions Payable	$189,088	$144,380
Issuance of shares in connection with the OBDE Mergers(1)	$1,755,181	$—
Receivable for investments sold	$1,000	$—
Taxes, including excise tax, paid during the period	$8,841	$5,862
_______________
(1)On January 13, 2025, in connection with the OBDE Mergers, the Company acquired net assets of $1.85 billion for the total stock consideration of $1.76 billion, inclusive of $7.0 million of transaction costs. Refer to Note 13. Merger with Blue Owl Capital Corporation III (“OBDE”) for additional information on the OBDE Mergers.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 1. Organization
Blue Owl Capital Corporation (the “Company” or “OBDC”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Within this space, the Company predominantly focuses on investing in institutionally-backed, upper middle market businesses, which the Company categorizes as those that generate greater than $50 million of EBITDA annually. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.
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
On January 13, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “OBDE Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“OBDE Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Diversified Credit Advisors LLC (“ODCA”), a Delaware limited liability company and investment adviser to OBDE. In connection therewith, OBDE Merger Sub merged with and into OBDE, with OBDE continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “OBDE Initial Merger”) and, immediately thereafter, OBDE merged with and into the Company, with the Company continuing as the surviving company (together with the OBDE Initial Merger, the “OBDE Mergers”). Refer to Note 13. Merger with Blue Owl Capital Corporation III for further discussion of the OBDE Mergers.
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
Reclassifications
As a result of changes in presentations, certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
Financial and Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net change in unrealized gains (losses) from foreign currency and other transactions” in the Company’s Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
PIK Interest Income	$28,916	$46,100	$95,793	$132,442
PIK Interest Income as a % of Investment Income	6.4%	11.4%	6.8%	11.0%
PIK Dividend Income	$14,270	$8,766	$41,665	$27,322
PIK Dividend Income as a % of Investment Income	3.1%	2.2%	3.0%	2.3%
Total PIK Income	$43,186	$54,866	$137,458	$159,764
Total PIK Income as a % of Investment Income	9.5%	13.5%	9.8%	13.3%
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
Other Income
From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized utilizing the effective yield method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions as of December 31, 2024. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
The Company does not consolidate its equity interest in Blue Owl Credit SLF LLC (“Credit SLF”), Wingspire Capital Holdings LLC (“Wingspire”), LSI Financing LLC, Fifth Season Investment LLC (“Fifth Season”), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). For further description of the Company’s investment in Credit SLF, see Note 4 “Investments.” For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
For the three and nine months ended September 30, 2025, the Company incurred expenses of approximately $2.1 million and $7.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $2.9 million and $6.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors.
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
For the three and nine months ended September 30, 2025, management fees were $62.1 million, net of $0.2 million in management fee waivers, and $188.8 million, net of $0.3 million in management fee waivers, respectively. For the three and nine months ended September 30, 2024, management fees were $49.3 million and $144.5 million, respectively.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears commencing with the first calendar quarter following the immediately preceding calendar quarter commencing with the first calendar quarter following July 18, 2019 (the “Listing Date”), and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger.
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
For the three and nine months ended September 30, 2025, the Company incurred $38.8 million and $123.5 million of performance based incentive fees based on net investment income, respectively. For the three and nine months ended September 30, 2024, the Company incurred $39.2 million and $118.1 million of performance based incentive fees based on net investment income, respectively.
For the three and nine months ended September 30, 2025 and 2024, the Company did not accrue capital gains based incentive fees.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
(collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order.
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Blue Owl” name or logo.
Controlled, Affiliated/Non-Controlled, Affiliated Portfolio Companies
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
The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”) and Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”).
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
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2025, its commitment to Amergin AssetCo was $268.2 million, of which $113.0 million is equity and $155.2 million is debt. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of September 30, 2025, the fair value of the Company’s investment in Fifth Season was $398.0 million. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of September 30, 2025, the Company’s investment at fair value in LSI Financing DAC was $6.4 million and the Company’s total commitment was $6.8 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2025, the Company’s investment at fair value in LSI Financing LLC was $219.0 million and the Company’s total commitment was $285.9 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO is a portfolio company formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
made an initial equity contribution to BOCSO. As of September 30, 2025, the Company’s investment at fair value in BOCSO was $5.3 million and the Company’s total commitment was $5.3 million. The Company does not consolidate its equity interest in BOCSO.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$12,962,716	$12,755,706	$9,988,330	$9,884,145
Second-lien senior secured debt investments	973,810	871,481	877,564	706,800
Unsecured debt investments	376,402	391,717	303,418	301,956
Specialty finance debt investments	154,908	155,201	90,735	90,735
Preferred equity investments	579,339	565,961	371,003	366,973
Common equity investments	470,638	694,041	397,987	589,870
Specialty finance equity investments	1,127,441	1,302,573	846,930	958,590
Joint ventures	404,144	399,868	293,423	295,476
Total Investments	$17,049,398	$17,136,548	$13,169,390	$13,194,545

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the industry composition of investments based on fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Advertising and media	2.3%	2.8%
Aerospace and defense	1.1	2.4
Asset based lending and fund finance(1)	5.8	5.9
Automotive services	3.0	2.1
Buildings and real estate	4.4	3.9
Business services	4.7	4.7
Chemicals	3.4	3.1
Consumer products	2.5	3.6
Containers and packaging	2.7	1.4
Distribution	2.4	2.5
Education	0.4	0.4
Energy equipment and services	0.5	0.4
Financial services	3.2	3.5
Food and beverage	6.2	7.3
Healthcare equipment and services	4.6	3.7
Healthcare providers and services	8.3	6.3
Healthcare technology	5.6	6.2
Household products	1.4	1.7
Human resource support services	2.0	1.4
Infrastructure and environmental services	1.5	2.0
Insurance(3)	6.0	7.6
Internet software and services	11.5	10.5
Joint ventures(2)	2.3	2.2
Leisure and entertainment	1.9	1.8
Manufacturing	5.1	5.9
Pharmaceuticals(4)	1.3	1.2
Professional services	2.7	2.6
Specialty retail	2.6	2.2
Telecommunications	0.2	0.1
Transportation	0.4	0.6
Total	100.0%	100.0%
_______________
(1)Includes investments in Wingspire, BOCSO and Amergin AssetCo.
(2)Includes investment in Credit SLF. See below, within Note 4, for more information.
(3)Includes investment in Fifth Season.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
United States:
Midwest	20.5%	19.7%
Northeast	21.0	18.6
South	35.9	34.1
West	16.7	20.0
International	5.9	7.6
Total	100.0%	100.0%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Prior to January 13, 2025, OBDE was a member of Credit SLF. On January 13, 2025, pursuant to the OBDE Mergers, the Company assumed OBDE’s portion of commitment and contribution to Credit SLF of approximately $6.3 million and $2.4 million respectively.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $24.5 million and 42.8%, respectively. On November 1, 2024, the Company increased its capital commitment to and economic ownership in Credit SLF capital to $774.2 million and 84.6%, respectively.
On January 13, 2025, in connection with the OBDE Mergers, the Company assumed OBDE’s capital commitment to and economic ownership in Credit SLF of approximately $6.3 million and 0.7% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was reduced to $404.1 million of which $22.9 million was unfunded; the previously unfunded $22.9 million has since been funded. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $427.0 million of which $22.9 million was unfunded.
As of September 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)

Blue Owl Capital Corporation	$427,085	74.0%
Blue Owl Capital Corporation II	244	0.0%
Blue Owl Credit Income Corp.	87,169	8.5%
Blue Owl Technology Finance Corp.	34,937	3.4%
Blue Owl Technology Income Corp.	16,161	1.6%
State Teachers Retirement System of Ohio	80,799	12.5%
Total	$646,395	100.0%
_______________
(1)Economic ownership interest based on funded capital to date.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of September 30, 2025	As of December 31, 2024
Consolidated Balance Sheet Data
Cash	$153,889	$17,354
Investments at fair value	$2,149,879	$1,164,473
Total Assets	$2,322,279	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,567,440	$750,610
Total Liabilities	$1,781,658	$847,556
Total Credit SLF Members’ Equity	$540,621	$348,811

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
Consolidated Statement of Operations Data
Income
Investment income	$38,037	$556	$93,154	$556
Expenses
Net operating expenses	22,351	602	54,491	672
Net investment income (loss)	$15,686	$(46)	$38,663	$(116)
Total net realized and unrealized gain (loss)	(2,345)	104	(9,129)	104
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$13,341	$58	$29,534	$(12)
_______________
(1)Credit SLF commenced operations on May 6, 2024.
The Company’s proportional share of Credit SLF’s generated distributions for the following period:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Dividend income	$11,983	$30,690
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 178% and 178%, respectively.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The below tables present the debt obligations for the following periods:

	As of September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$3,900,000	$1,222,000	$2,636,624	$(29,220)	$1,192,780
SPV Asset Facility II	300,000	161,700	33,610	(5,698)	156,002
SPV Asset Facility V	525,000	394,000	78,209	(5,301)	388,699
SPV Asset Facility VI	500,000	300,000	72,527	(4,301)	295,699
SPV Asset Facility VII	300,000	210,000	39,525	(1,726)	208,274
CLO I	390,000	390,000	—	(3,586)	386,414
CLO III	260,000	260,000	—	(1,780)	258,220
CLO IV	292,500	292,500	—	(3,551)	288,949
CLO V	509,625	509,625	—	(2,125)	507,500
CLO VII	330,500	330,500	—	(2,170)	328,330
CLO X	272,000	272,000	—	(1,651)	270,349
CLO XIV	260,000	260,000	—	(1,618)	258,382
2026 Notes	500,000	500,000	—	(682)	499,318
July 2026 Notes	1,000,000	1,000,000	—	(3,961)	996,039
2027 Notes(3)	500,000	500,000	—	(2,617)	479,508
April 2027 Notes	325,000	325,000	—	(1,287)	323,713
July 2027 Notes	250,000	250,000	—	(1,603)	248,397
2028 Notes	850,000	850,000	—	(7,200)	842,800
June 2028 Notes	100,000	100,000	—	(644)	99,356
2029 Notes(3)	1,000,000	1,000,000	—	(9,084)	1,003,108
2030 Notes(3)	500,000	500,000	—	(10,507)	496,688
Total Debt	$12,864,625	$9,627,325	$2,860,495	$(100,312)	$9,528,525
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The amount available is reduced by $41.4 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(3)	$2,985,000	$292,345	$2,649,422	$(22,426)	$269,919
SPV Asset Facility II	300,000	300,000	—	(3,773)	296,227
CLO I	390,000	390,000	—	(3,817)	386,183
CLO II	260,000	260,000	—	(2,230)	257,770
CLO III	260,000	260,000	—	(1,862)	258,138
CLO IV	292,500	292,500	—	(3,806)	288,694
CLO V	509,625	509,625	—	(2,310)	507,315
CLO VII	239,150	239,150	—	(1,612)	237,538
CLO X	260,000	260,000	—	(1,678)	258,322
2025 Notes	425,000	425,000	—	(421)	424,579
July 2025 Notes	500,000	500,000	—	(1,048)	498,952
2026 Notes	500,000	500,000	—	(2,428)	497,572
July 2026 Notes	1,000,000	1,000,000	—	(7,640)	992,360
2027 Notes(4)	500,000	500,000	—	(4,101)	465,449
2028 Notes	850,000	850,000	—	(9,112)	840,888
2029 Notes(4)	1,000,000	1,000,000	—	(16,099)	977,796
Total Debt	$10,271,275	$7,578,620	$2,649,422	$(84,363)	$7,457,702
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)The amount available is reduced by $43.2 million of outstanding letters of credit.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$140,173	$116,548	$421,296	$327,380
Amortization of debt issuance costs	10,416	6,728	31,741	23,994
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	480	(2,003)	(1,865)	(1,847)
Net realized (gain) loss on interest rate swaps	(50)	—	(50)	—
Total Interest Expense	$151,019	$121,273	$451,122	$349,527
Average interest rate	5.8%	5.8%	5.7%	5.7%
Average daily borrowings	$9,625,926	$7,883,364	$9,920,215	$7,509,072
_______________
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
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 22, 2024 (the “Revolving Credit Facility Second Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through July 15, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.90 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.83 billion (increased from $3.74 billion on July 15, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $5.50 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
SPV Asset Facility II
On May 22, 2018, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. On March 31, 2025, the parties to the SPV Asset Facility II entered into an amendment, including to replace Cortland Capital Market Services LLC as Document Custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility II as most recently amended through March 31, 2025 (the “SPV Asset Facility II Tenth Amendment Date”).
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
SPV Asset Facilities Assumed in the OBDE Mergers
On January 13, 2025, the Company became party to and assumed all of OBDE’s obligations under OBDE’s SPV asset facilities (the “OBDE SPV Asset Facility Assumption Date”).
SPV Asset Facility V
On July 29, 2021 (the “SPV Asset Facility V Closing Date”), ORCC III Financing LLC (“ORCC III Financing”), a Delaware limited liability company entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility V”), with ORCC III Financing, as borrower, OBDE, as equityholder, ODCA, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and collateral custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate, replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility V as most recently amended on August 15, 2025.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
Through April 20, 2025, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Refinancing Debt were used by the CLO II Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The CLO II Refinancing Debt was the secured obligation of the CLO II Issuers, and the CLO II Refinancing Indenture included customary covenants and events of default.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), OBDE completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”). The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by OBDE’s consolidated subsidiary Owl Rock CLO XIV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XIV Issuer”). On January 13, 2025, as a result of the consummation of the OBDE Mergers, the Company became party to the relevant agreements with respect to and assumed all of OBDE’s obligations under the CLO XIV Transaction.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. The Company received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the three months ended September 30, 2024, the Company did not make any periodic payments and during the nine months ended September 30, 2024, the Company made a payment of $6.6 million in conjunction with unwinding the swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
2025 Notes
On October 8, 2019, the Company issued $425.0 million aggregate principal amount of notes that were due on March 30, 2025 (the “2025 Notes”). The 2025 Notes bore interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. On March 31, 2025, the Company repaid in full all $425.0 million in aggregate principal

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
amount of the 2025 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 31, 2025.
July 2025 Notes
On January 22, 2020, the Company issued $500.0 million aggregate principal amount of notes that mature on July 22, 2025 (the “July 2025 Notes”). The July 2025 Notes bore interest at a rate of 3.75% per year, payable semi-annually on January 22 and July 22, of each year, commencing on July 22, 2020. On July 22, 2025, the Company repaid in full all $500.0 million in aggregate principal amount of the July 2025 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, July 22, 2025.
2026 Notes
On July 23, 2020, the Company issued $500.0 million aggregate principal amount of notes that mature on January 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.25% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. The Company may redeem some or all of the 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2026 Notes on or after December 15, 2025 (the date falling one month prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended September 30, 2025, the Company made $8.9 million in periodic payments and for the nine months ended September 30, 2025, the company made net periodic payments of $19.5 million. For the three months ended September 30, 2024 the Company made $11.4 million in net periodic payments and for the nine months ended September 30, 2024, the Company made $23.0 million in periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $(17.2) million and $(31.8) million, respectively. Depending on the nature of the balance at period end, the fair value of

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
On February 9, 2024, in connection with the initial issuance of the 2029 Notes on January 22, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended September 30, 2025, the Company made $3.2 million periodic payments and for the nine months ended September 30, 2025, the company made net periodic payments of $5.7 million. For the three months ended September 30, 2024 the Company made $6.2 million in net periodic payments and for the nine months ended September 30, 2024 the Company made $6.2 million in net periodic payments. On July 29, 2025, the Company terminated the centrally cleared interest rate swap and received proceeds equal to the fair value of the centrally cleared interest rate swap, adjusted for accrued swap interest owed, totaling $3.9 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 2.255%. The remaining basis adjustment to the 2029 Notes related to the centrally cleared swaps was capitalized to the 2029 Notes as of the swap termination date and will amortize to the maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $4.1 million and $(5.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by a change in net carrying value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 5.950% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922%. The interest rate swap matures on February 15, 2029. For the three and nine months ended September 30, 2025, the Company made no

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
periodic payments. As of September 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $7.7 million and $(1.3) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
2030 Notes
On May 15, 2025, pursuant to the Base Indenture and a Ninth Supplemental Indenture (the “Ninth Supplemental Indenture”) between the Company and the Successor Trustee, the Company issued $500.0 million aggregate principal amount of notes that mature July 15, 2030 (the “2030 Notes). The 2030 Notes bear interest at a rate of 6.200% per year payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2026. The Company may redeem some or all of the 2030 Notes at any time and from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2030 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2030 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 40 basis points, plus, in each case, accrued and unpaid interest thereon to the redemption date; provided, however, that if the Company redeems any 2030 Notes on or after June 15, 2030 (the date falling one month prior to the maturity date of the 2030 Notes), the redemption price for the 2030 Notes will be equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On May 15, 2025, in connection with the issuance of the 2030 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.200% and pay variable rate interest based on three-month SOFR plus 2.392%. The interest rate swap matures on July 15, 2030. For the three and nine months ended September 30, 2025, the Company made $0.5 million and $0.5 million in net periodic payments respectively. As of September 30, 2025, the interest rate swap had a fair value of $7.1 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2030 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Notes Assumed in the OBDE Mergers
On January 13, 2025, in connection with the OBDE Mergers, the Company entered into a Second Supplemental Indenture (the “April 2027 Notes Second Supplemental Indenture”) relating to the Company’s assumption of the April 2027 Notes (as defined below). Also on January 13, 2025, in connection with the OBDE Mergers, the Company entered into an assumption agreement (the “OBDE Note Assumption Agreement”) relating to the Company’s assumption of the July 2025 Notes II; the July 2027 Notes and the June 2028 Notes (each as defined below).
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
on October 13, 2021 for newly registered notes with substantially similar terms, which expired on September 28, 2022 and was completed promptly thereafter.
On January 13, 2025, in connection with the OBDE Mergers, the Company entered into the April 2027 Notes Second Supplemental Indenture by and between the April 2027 Notes Trustee and the Company, effective as of the closing of the OBDE Mergers. Pursuant to the April 2027 Notes Second Supplemental Indenture, the Company expressly assumed the obligations of OBDE for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2027 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions to be performed by OBDE.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$321,299	$—	$—	$321,299
Investments:
First-lien senior secured debt investments	$—	$41,066	$12,714,640	$12,755,706
Second-lien senior secured debt investments	—	35,711	835,770	871,481
Unsecured debt investments	—	—	391,717	391,717
Specialty finance debt investments	—	—	155,201	155,201
Preferred equity investments	—	—	565,961	565,961
Common equity investments	—	7,155	584,217	591,372
Specialty finance equity investments	—	—	1,078,313	1,078,313
Subtotal	—	83,932	16,325,819	16,409,751
Investments measured at Net Asset Value ("NAV")(1)	—	—	—	726,797
Total Investments at Fair Value	$—	$83,932	$16,325,819	$17,136,548
Derivatives:
Interest rate swaps	$—	$1,691	$—	$1,691
Foreign currency forward contracts	$—	$(1,293)	$—	$(1,293)
_______________
(1)Includes investments in Credit SLF, LSI Financing LLC and BOCSO which are measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Fair Value Hierarchy as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$514,156	$—	$—	$514,156
Investments:
First-lien senior secured debt investments	$—	$87,260	$9,796,885	$9,884,145
Second-lien senior secured debt investments	—	46,740	660,060	706,800
Unsecured debt investments	—	—	301,956	301,956
Specialty finance debt investments	—	—	90,735	90,735
Preferred equity investments	—	—	366,973	366,973
Common equity investments	912	—	550,886	551,798
Specialty finance equity investments	—	—	799,766	799,766
Subtotal	912	134,000	12,567,261	12,702,173
Investments measured at Net Asset Value ("NAV")(1)	—	—	—	492,372
Total Investments at fair value	$912	$134,000	$12,567,261	$13,194,545
Derivatives:
Interest rate swaps	$—	$(38,241)	$—	$(38,241)
_______________
(1)Includes investments in Credit SLF and LSI Financing LLC which are measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$12,598,969	$863,667	$374,693	$132,173	$553,787	$564,845	$1,032,677	$16,120,811
Purchases of investments, net	699,184	—	4,707	20,418	12,465	12,373	40,871	790,018
Payment-in-kind	14,690	3,330	12,840	2,610	9,697	273	—	43,440
Proceeds from investments, net	(561,658)	—	—	—	(2,448)	(4,694)	(6,000)	(574,800)
Net change in unrealized gain (loss)	(58,161)	(32,305)	(654)	(18)	(8,095)	11,081	10,765	(77,387)
Net realized gain (loss)	1,105	—	—	—	24	339	—	1,468
Net amortization/accretion of discount/premium on investments	20,511	1,078	131	18	531	—	—	22,269
Fair Value, End of Period	$12,714,640	$835,770	$391,717	$155,201	$565,961	$584,217	$1,078,313	$16,325,819

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Nine Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$9,796,885	$660,058	$301,956	$90,736	$366,972	$550,886	$799,769	$12,567,262
Purchases of investments, net	1,901,024	141,010	4,708	46,009	59,397	16,760	160,085	2,328,993
Payment-in-kind	55,351	18,833	36,309	3,354	35,849	795	—	150,491
Proceeds from investments, net	(2,444,990)	(129,183)	(33,743)	—	(17,806)	(82,080)	(11,449)	(2,719,251)
Net change in unrealized gain (loss)	(81,580)	54,998	16,776	292	(9,349)	(5,201)	53,553	29,489
Net realized gain (loss)	(5,440)	(102,791)	(1,212)	—	176	22,558	1,118	(85,591)
Net amortization/accretion of discount/premium on investments	71,638	5,564	759	31	1,840	—	—	79,832
Transfers into (out of) Level 3(1)	(29,148)	9,746	—	—	—	(3,091)	—	(22,493)
Transfers in from the OBDE Mergers	3,450,900	177,535	66,164	14,779	128,882	83,590	75,237	3,997,087
Fair Value, End of Period	$12,714,640	$835,770	$391,717	$155,201	$565,961	$584,217	$1,078,313	$16,325,819
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended September 30, 2024
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$9,913,086	$747,823	$289,478	$68,617	$370,317	$497,344	$851,149	$12,737,814
Purchases of investments, net	658,083	—	—	13,468	1,099	—	50,538	723,188
Payment-in-kind	26,325	4,919	10,329	359	10,973	204	—	53,109
Proceeds from investments, net	(532,061)	(80,960)	—	—	(24,305)	(529)	(21,536)	(659,391)
Net change in unrealized gain (loss)	23,862	(17,571)	7,293	—	423	10,073	7,351	31,431
Net realized gains (losses)	(56,615)	—	—	—	1,145		—	(55,470)
Net amortization of discount on investments	11,769	974	64	—	736	—	—	13,543
Transfers between investment types	(16,742)	—	—	—	—	16,742	—	—
Fair Value, End of Period	$10,027,707	$655,185	$307,164	$82,444	$360,388	$523,834	$887,502	$12,844,224

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Nine Months Ended September 30, 2024
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$8,574,256	$1,675,269	$280,958	$86,498	$413,310	$533,010	$694,660	$12,257,961
Purchases of investments, net	3,133,885	—	68,072	14,390	8,325	32,455	211,952	3,469,079
Payment-in-kind	82,160	11,201	28,478	1,077	31,466	590	—	154,972
Proceeds from investments, net	(1,706,736)	(971,442)	(137,677)	(19,521)	(30,028)	(32,815)	(49,898)	(2,948,117)
Net change in unrealized gain (loss)	(9,560)	(67,287)	15,377	—	(2,417)	14,646	30,788	(18,453)
Net realized gains (losses)	(62,771)	(2,146)	(12,721)	—	1,145	—	—	(76,493)
Net amortization of discount on investments	33,215	9,590	815	—	2,449	—	—	46,069
Transfers between investment types	(16,742)	—	63,862	—	(63,862)	16,742	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	(40,794)	—	(40,794)
Fair Value, End of Period	$10,027,707	$655,185	$307,164	$82,444	$360,388	$523,834	$887,502	$12,844,224
_______________
(1)Transfers into (out of) Level 3 were a result of an investment measured at net asset value which is no longer categorized within the fair value hierarchy.
The tables below present the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net Change in Unrealized Gain (Loss) for the Three Months Ended September 30, 2025 on Investments Held at September 30, 2025	Net Change in Unrealized Gain (Loss) for the Three Months Ended September 30, 2024 on Investments Held at September 30, 2024
First-lien senior secured debt investments	$(58,162)	$(29,429)
Second-lien senior secured debt investments	(32,305)	(16,856)
Unsecured debt investments	(654)	7,293
Specialty finance debt investments	(18)	—
Preferred equity investments	(8,095)	2,095
Common equity investments	11,081	10,073
Specialty finance equity investments	10,765	7,351
Total Investments	$(77,388)	$(19,473)

	Net Change in Unrealized Gain (Loss) for the Nine Months Ended September 30, 2025 on Investments Held at September 30, 2025	Net Change in Unrealized Gain (Loss) for the Nine Months Ended September 30, 2024 on Investments Held at September 30, 2024
First-lien senior secured debt investments	$(98,831)	$(6,229)
Second-lien senior secured debt investments	(49,203)	(61,463)
Unsecured debt investments	16,776	15,377
Specialty finance debt investments	292	—
Preferred equity investments	(9,349)	653
Common equity investments	25,761	14,641
Specialty finance equity investments	53,553	29,180
Total Investments	$(61,001)	$(7,841)

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

As of September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,785,691	Yield Analysis	Market Yield	(6.4% - 33.5%) 9.9%	Decrease
	286,493	Collateral Analysis	Recovery Rate	(0.0% - 100.0%) 56.8%	Increase
	642,456	Recent Transaction	Transaction Price	(98.5% - 103.3%) 99.4%	Increase
Second-lien senior secured debt investments	$835,770	Yield Analysis	Market Yield	(9.3% - 40.0%) 16.7%	Decrease
Unsecured debt investments	$378,351	Yield Analysis	Market Yield	(8.5% - 18.2%) 12.6%	Decrease
	4,694	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Decrease
	8,672	Market Approach	EBITDA Multiple	(12.0x - 12.0x) 12.0x	Increase
Specialty finance debt investments	$155,201	Yield Analysis	Market Yield	(11.8% - 11.8%) 11.8%	Decrease
Preferred equity investments	$556,587	Yield Analysis	Market Yield	(11.7% - 37.9%) 15.6%	Decrease
	9,171	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	203	Market Approach	Revenue Multiple	(11.8x - 11.8x) 11.8x	Increase
Common equity investments	$500,194	Market Approach	EBITDA Multiple	(1.0x - 18.5x) 10.1x	Increase
	45,340	Market Approach	Revenue Multiple	(6.3x - 13.0x) 11.0x	Increase
	12,043	Recent Transaction	Transaction Price	($96.84 - $96.84) $96.84	Increase
	12,098	Recent Transaction	Transaction Price	99.5% - 99.5% (99.5%)	Increase
	13,708	Yield Analysis	Market Yield	(8.6% - 8.6%) 8.6%	Decrease
	165	Market Approach	Gross Profit Multiple	(9.0x - 9.0x) 9.0x	Increase
	669	Option Pricing Model	Volatility	(60.0% - 70.0%) 69.9%	Increase
Specialty finance equity investments	$572,569	Market Approach	EBITDA Multiple	1.3x - 1.3x (1.3x)	Increase
	398,015	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	98,731	Market Approach	N/A(1)	N/A	N/A
	6,422	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease
	2,576	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
______________
(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,257,126	Yield Analysis	Market Yield	(6.8% - 35.2%) 11.3%	Decrease
	64,659	Collateral Analysis	Recovery Rate	(13.5% - 62.5%) 49.5%	Increase
	475,100	Recent Transaction	Transaction Price	(98.3% - 100.0%) 99.0%	Increase
Second-lien senior secured debt investments	$655,188	Yield Analysis	Market Yield	(11.4% - 19.8%) 16.1%	Decrease
	4,872	Collateral Analysis	Recovery Rate	(0.0% - 4.0%) 4.0%	Increase
Unsecured debt investments	$295,601	Yield Analysis	Market Yield	(8.6% - 18.1%) 13.1%	Decrease
	6,355	Market Approach	EBITDA Multiple	(11.8x - 11.8x) 11.8x	Increase
Specialty finance debt investments	$90,735	Yield Analysis	Market Yield	(12.3% - 12.3%) 12.3%	Decrease
Preferred equity investments	$358,070	Yield Analysis	Market Yield	(13.2% - 37.1%) 18.0%	Decrease
	8,751	Market Approach	EBITDA Multiple	(7.1x - 7.1x) 7.1x	Increase
	152	Market Approach	Revenue Multiple	(8.5x - 8.5x) 8.5x	Increase
Common equity investments	$491,428	Market Approach	EBITDA Multiple	(3.3x - 20.0x) 9.7x	Increase
	38,412	Market Approach	Revenue Multiple	(5.3x - 14.5x) 11.4x	Increase
	10,011	Market Approach	Transaction Price	($96.84 - $96.84) $96.84	Increase
	10,498	Yield Analysis	Market Yield	(8.5% - 8.5%) 8.5%	Decrease
	180	Market Approach	Gross Profit Multiple	(10.0x - 10.0x) 10.0x	Increase
	357	Option Pricing Model	Volatility	(60.0% - 70.0%) 69.8%	Increase
Specialty finance equity investments	$508,887	Market Approach	EBITDA Multiple	1.20x	Increase
	223,274	Market Approach	AUM Multiple	1.10x	Increase
	62,056	Market Approach	N/A	N/A	N/A
	4,771	Yield Analysis	Market Yield	(12.3% - 12.3%) 12.3%	Decrease
	778	Discounted Cash Flow Analysis	Discounted Factor	(20.0% - 20.0%) 20.0%	Decrease
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of September 30, 2025			As of December 31, 2024
	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$1,192,780	$(29,220)	$1,192,780	$269,919	$(22,426)	$269,919
SPV Asset Facility II	156,002	(5,698)	156,002	296,227	(3,773)	296,227
SPV Asset Facility V	388,699	(5,301)	388,699	—	—	—
SPV Asset Facility VI	295,699	(4,301)	295,699	—	—	—
SPV Asset Facility VII	208,274	(1,726)	208,274	—	—	—
CLO I	386,414	(3,586)	386,414	386,183	(3,817)	386,183
CLO II	—	—	—	257,770	(2,230)	257,770
CLO III	258,220	(1,780)	258,220	258,138	(1,862)	258,138
CLO IV	288,949	(3,551)	288,949	288,694	(3,806)	288,694
CLO V	507,500	(2,125)	507,500	507,315	(2,310)	507,315
CLO VII	328,330	(2,170)	328,330	237,538	(1,612)	237,538
CLO X	270,349	(1,651)	270,349	258,322	(1,678)	258,322
CLO XIV	258,382	(1,618)	258,382	—
2025 Notes	—	—	—	424,579	(421)	423,938
July 2025 Notes	—	—	—	498,952	(1,048)	496,250
2026 Notes	499,318	(682)	498,750	497,572	(2,428)	495,000
July 2026 Notes	996,039	(3,961)	990,000	992,360	(7,640)	970,000
2027 Notes	479,508	(2,617)	486,250	465,449	(4,101)	476,250
April 2027 Notes	323,713	(1,287)	316,063	—	—	—
July 2027 Notes	248,397	(1,603)	250,000	—	—	—
2028 Notes	842,800	(7,200)	803,250	840,888	(9,112)	782,000
June 2028 Notes	99,356	(644)	100,000	—	—	—
2029 Notes	1,003,108	(9,084)	1,020,000	977,796	(16,099)	1,017,500
2030 Notes	496,688	(10,507)	513,750	—	—	—
Total Debt	$9,528,525	$(100,312)	$9,517,661	$7,457,702	$(84,363)	$7,421,044

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Level 1	$—	$—
Level 2	4,978,063	4,660,938
Level 3	4,539,598	2,760,106
Total Debt	$9,517,661	$7,421,044

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Financial Instruments Not Carried at Fair Value
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See Note 6 – “Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

	As of September 30, 2025				As of December 31, 2024
	Notional Amount		Assets	Liabilities	Notional Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps 2027 Notes		$500,000	$—	$(17,227)	$500,000	$—	$(31,831)
Interest rate swaps 2029 Notes		$600,000	4,079	—	$600,000	—	(5,154)
Interest rate swaps 2029 Notes		$400,000	7,729	—	$400,000	—	(1,256)
Interest rate swaps 2030 Notes		$500,000	7,110	—	$—	—	—
Total derivatives designated as hedges(1)(2)			$18,918	$(17,227)		$—	$(38,241)

Derivatives not designated as hedges
Foreign currency forward contract GBP		£94,190	$126,248	$(126,633)
Foreign currency forward contract EUR		€213,971	253,824	(254,709)
Foreign currency forward contract AUD	A$	2,580	1,685	(1,708)
Total derivatives not designated as hedges			$381,757	$(383,050)
_______________
(1)    The net fair value of the derivatives designated as hedges is recorded as an asset or liability in the Consolidated Statements of Assets and Liabilities.
(2)    The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $2.0 billion and $1.4 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $1.5 million and $(36.6) million, as of September 30, 2025 and December 31, 2024, respectively.
The Company did not hold any foreign currency forward contracts as of December 31, 2024.
The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Change in Unrealized Gain (Loss) on:			Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges
Interest rate swaps 2027 Notes	$3,842	$(3,965)	$(123)	$14,604	$(12,576)	$2,028
Interest rate swaps 2029 Notes	$(4,268)	$3,995	(273)	$9,233	$(9,110)	123
Interest rate swaps 2029 Notes	$173	$(182)	(9)	$8,985	$(9,186)	(201)
Interest rate swaps 2030 Notes	$686	$(761)	(75)	$7,110	$(7,195)	(85)
Net change in unrealized gain (loss) on interest rate swaps and hedged items(1)			$(480)			$1,865
_______________
(1)     Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

On July 29, 2025, the centrally cleared interest rate swap hedging the 2029 Notes with the notional amount of $600 million was terminated and replaced with a bilateral interest rate swap with identical notional, fixed rate and termination date. See Note 5. Debt for

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
more details. As a result of the termination, a gain of $0.05 million was realized for the three and nine months ended September 30, 2025 and recorded as a component of interest expense in the Consolidated Statements of Operations.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Change in Unrealized Gain (Loss) on:			Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges
Interest rate swaps 2024 Notes	$—	$—	$—	$3,574	$(3,400)	$174
Interest rate swaps 2027 Notes	$15,011	$(14,375)	636	$13,598	$(12,638)	960
Interest rate swaps 2029 Notes	$21,495	$(20,128)	1,367	$13,351	$(12,638)	713
Net change in unrealized (gain) loss on interest rate swaps and hedged items(1)			$2,003			$1,847
_______________
(1)     Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

The table below presents net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Net Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Net	Net Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Net
Derivatives not designated as hedges
Foreign currency forward contract GBP	$838	$2,018	$2,856	$(385)	$2,018	$1,633
Foreign currency forward contract EUR	$3,421	$(86)	3,335	$(885)	$(86)	(971)
Foreign currency forward contract AUD	$(12)	$6	(6)	$(23)	$6	(17)
Total net unrealized and realized gain (loss)(1)			$6,185			$645
_______________
(1)     Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the three and nine months ended September 30, 2024.
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Total unfunded revolving loan commitments	$919,996	$673,576
Total unfunded delayed draw loan commitments	946,445	607,998
Total unfunded debt commitments	$1,866,441	$1,281,574

Total unfunded specialty finance equity commitments	$147,446	$158,259
Total unfunded common equity commitments	2,116	—
Total unfunded equity commitments	$149,562	$158,259

Total unfunded commitments	$2,016,003	$1,439,833

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of September 30, 2025, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program (the “2022 Stock Repurchase Program”) under which the Company may repurchase up to $150 million of the Company’s outstanding common stock. Under the 2022 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. While the 2022 Stock Repurchase Program was in effect, the agent repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million.
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program (the “2024 Stock Repurchase Program”) under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. For the period ended September 30, 2025, there were no repurchases under the 2024 Stock Repurchase Program.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the OBDE Mergers, the Company issued an aggregate of approximately 120,630,330 million shares of the Company’s common stock.
“At the Market” Offerings
The Company is party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of its common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common stock with an aggregate offering amount of $746.9 million remained available for issuance as of September 30, 2025.
The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the nine months ended September 30, 2024. The Company issued and sold the following shares of common stock during the nine months ended September 30, 2025:

	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
"At the market" offerings	200,603	$3,089	$19	$3,070	$15.40
	200,603	$3,089	$19	$3,070	$15.40
_______________
(1)Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
August 5, 2025	September 30, 2025	October 15, 2025	$0.37
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	$0.01
February 18, 2025	March 31, 2025	April 15, 2025	$0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	$0.05

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Dividend Reinvestment
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. If newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of the Company’s common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
The following tables present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Shares
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	51,572	(1)
May 6, 2025	June 30, 2025	July 15, 2025	856,538	(1)
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.

For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Repurchase Program for approximately $50.0 million. There were no repurchases under the 2022 Stock Repurchase Program during the period ended September 30, 2024.
2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended September 30, 2025.
Note 10. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations	$128,181	$135,358	$508,320	$440,095
Weighted average shares of common stock outstanding - basic and diluted	511,048,237	390,217,304	505,700,153	390,018,665
Earnings per common share-basic and diluted	$0.25	$0.35	$1.01	$1.13
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
For the three and nine months ended September 30, 2025 the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $3.1 million, and $9.1 million, including U.S. federal excise tax expense/(benefit) of $1.8 million and $4.8 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $3.6 million, and $11.2 million, including U.S. federal excise tax expense/(benefit) of $1.7 million and $5.3 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2025, the Company recorded tax expense of approximately $1.3 million and $4.4 million for taxable subsidiaries, respectively. For the three and nine months ended September 30, 2024, the Company recorded tax expense of approximately $0.4 million and $0.7 million for taxable subsidiaries, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $38.8 million and $31.4 million as of September 30, 2025 and December 31, 2024, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Nine Months Ended September 30,
	2025	2024
Per share data
Net asset value, beginning of period	$15.26	$15.45
Results of operations
Net investment income(1)	1.20	1.43
Net realized and unrealized gain (loss)(1)	(0.19)	(0.30)
Net increase (decrease) in net assets resulting from operations	1.01	1.13
Distributions
Distributions declared from earnings(2)	(1.19)	(1.30)
Capital share transactions
Issuance of common shares in connection with the OBDE Mergers	(0.19)	—
Total increase (decrease) in net assets	(0.37)	(0.17)
Net asset value, end of period	$14.89	$15.28

Shares outstanding, end of period	511,048,237	390,217,304
Per share market value at end of period	$12.77	$14.57
Total return, based on market value(3)	(8.3)%	7.5%
Total return, based on net asset value(4)	6.0%	7.7%

Ratios / Supplemental Data:(5)
Ratio of total expenses to average net assets(6)(7)	14.6%	14.3%
Ratio of net investment income to average net assets(6)	11.2%	12.4%
Net assets, end of period	$7,611,271	$5,961,849
Weighted-average shares outstanding	505,700,153	390,018,665
Total capital commitments, end of period	N/A	N/A
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A
Portfolio turnover rate	21.9%	31.3%
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
(7)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended September 30, 2025 was 14.6%.
Note 13. Merger with Blue Owl Capital Corporation III
On January 13, 2025, the Company completed its previously announced acquisition of OBDE. In accordance with the OBDE Merger Agreement, at the effective time of the OBDE Mergers, each outstanding share of OBDE common stock was converted into the right to receive 0.9779 shares of common stock, par value $0.01 per share of the Company (with OBDE stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the OBDE Mergers, the Company issued an aggregate of approximately 120,630,330 shares of its common stock to former OBDE stockholders prior to any adjustment for OBDE stockholders receiving cash in lieu of fractional shares.
The OBDE Mergers were accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to OBDE’s shareholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of OBDE investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the OBDE Mergers, the Company marked the investments to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Company’s Consolidated Statement of Operations. The purchase discount allocated to the loan investments acquired will amortize over the life of

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired does not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in the OBDE Mergers.
The OBDE Mergers were considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the OBDE investments for tax purposes.
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the OBDE Mergers immediately prior to the OBDE Mergers:

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
_______________
(1)Based on the most recent market price at closing of $14.55 and the approximate 120,630,330 common shares issued by the Company in conjunction with the OBDE Mergers.
(2)Pursuant to the OBDE Merger Agreement, the Adviser agreed to reimburse each of the Company and OBDE 50% of all fees and expenses incurred and payable in connection with or related to the OBDE Mergers or the OBDE Merger Agreement up to an aggregate amount equal to $4.25 million. Net of merger transaction costs borne by the Adviser, the Company capitalized $7.0 million of merger transaction costs as part of the total consideration paid to acquire the assets and liabilities of OBDE.
(3)Includes $2.9 million of management fees and $1.3 million of incentive fees accrued by OBDE through the closing date of the OBDE Mergers pursuant to an investment advisory agreement between OBDE and its investment adviser, which was terminated upon the closing of the OBDE Mergers. The payable for these fees was assumed by the Company. Other liabilities assumed also include $1.9 million of payables to affiliates and $41.1 million of other accrued expenses and other liabilities.
(4)Includes $44.7 million of interest receivable and $21.0 million of prepaid expenses and other assets.
Note 14. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Dividend
On November 4, 2025, the Board declared a fourth quarter dividend of $0.37 per share for stockholders of record as of December 31, 2025, payable on or before January 15, 2026.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company may repurchase up to $200 million of the Company’s common stock. Under the 2025 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date it was approved.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Merger Agreement with Blue Owl Capital Corporation II

On November 5, 2025, the Company entered into an Agreement and Plan of Merger (the “OBDC II Merger Agreement”) with Blue Owl Capital Corporation II, a Maryland corporation (“OBDC II”), Cowboy Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“OBDC II Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The OBDC II Merger Agreement provides that, subject to the conditions set forth in the OBDC II Merger Agreement, OBDC II Merger Sub will be merged with and into OBDC II, with OBDC II continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “OBDC II Initial Merger”), and, immediately thereafter, OBDC II will merge with and into the Company, with the Company continuing as the surviving company (the “OBDC II Second Merger” and together, with the OBDC II Initial Merger, the “OBDC II Mergers”). The parties to the OBDC II Merger Agreement intend the OBDC II Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

Effective upon the closing of the OBDC II Mergers, each share of OBDC II common stock issued and outstanding immediately prior to the effective time of the OBDC II Mergers, except for shares, if any, owned by the Company or any of its consolidated subsidiaries, will be converted into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the OBDC II Mergers.

Under the terms of the OBDC II Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the OBDC II Mergers and based on (i) the net asset value (“NAV”) per share of the Company’s common stock (the “OBDC Per Share NAV”) and the adjusted net asset value per share of OBDC II (the “OBDC II Per Share NAV”) and (ii) the closing price per share of the Company’s common stock on the NYSE on either the Determination Date or, if the NYSE is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “OBDC Common Stock Price”).

The Exchange Ratio will be calculated as follows:

(i)if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is less than or equal to 100%, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDC II Per Share NAV and the OBDC Per Share NAV; or
(ii)if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100%, the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDC II Per Share NAV and the OBDC Common Stock Price.

Consummation of the OBDC II Mergers, which is currently anticipated to occur during the first quarter of 2026, is subject to certain closing conditions, including (1) requisite approvals of OBDC II’s shareholders, (2) the effectiveness of an amendment to OBDC II’s Articles of Amendment and Restatement, (3) the absence of certain enumerated legal impediments to the consummation of the OBDC II Mergers, (4) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the OBDC II Mergers, (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the OBDC II Merger Agreement, (6) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (7) the absence of a material adverse effect in respect of the parties, and (8) the receipt of customary legal opinions to the effect that the OBDC II Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.

Prior to the anticipated closing of the OBDC II Mergers, OBDC II and the Company intend to declare and pay ordinary course dividends.

Prior to the anticipated closing of the OBDC II Mergers, subject to the approval of OBDC II’s board of directors, OBDC II may declare a dividend to its shareholders equal to undistributed net investment income estimated to be remaining as of the closing of the OBDC II Mergers, if any.

The foregoing summary description of the OBDC II Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the OBDC II Merger Agreement, a copy of which has been filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated November 5, 2025, the terms of which are incorporated herein by reference. In connection with the OBDC II Mergers, OBDC II plans to file with the SEC and mail to its shareholders a proxy statement/prospectus (the “Proxy Statement”) and the Company plans to file with the SEC a registration statement on Form N-14 (the “Registration Statement”) that will include the Proxy Statement and a prospectus of the Company.

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
Overview
Blue Owl Capital Corporation (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 15, 2015. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Within this space, we predominantly focus on investing in institutionally-backed, upper middle market businesses, which we categorize as those generating greater than $50 million of EBITDA annually. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may hold our investments directly or through special purpose vehicles.
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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of September 30, 2025, the Adviser and its affiliates had $152.14 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta, Logan Nicholson and as of November 1, 2025, Matthias Ederer. See “Item 5. — Other Information.” We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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

Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2025, our Adviser and its affiliates have originated $174.72 billion aggregate principal amount of investments, of which $170.63 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
In general, we define “middle-market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion. Within this space, we predominantly focus on investing in upper middle market businesses, where we can structure larger transactions, which we believe to be more resilient and of greater strategic significance. We categorize “upper middle market” companies as those generating $50 million or more of EBITDA annually. We may invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. We note that over time, the average EBITDA of companies in our portfolio has grown significantly as the scale of private market solutions has grown. Across our investments, we typically seek to be senior in the capital structure, targeting a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below on average, which may provide a level of downside protection and help preserve capital.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including “covenant light” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlement, royalty interests and equipment finance.
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
As of September 30, 2025, our average debt investment size in each of our portfolio companies was approximately $66.5 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of September 30, 2025, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 94.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.02 billion, weighted average annual EBITDA of $229 million, an average interest coverage of 1.9x and an average net loan-to value of 42%.
The companies in which we invest use our capital to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk.”

Key Components of Our Results of Operations
Investments
We focus primarily on the direct origination of loans to institutionally-backed, upper middle market companies domiciled in the United States.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2025, 97.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Limited Availability of Capital for Middle Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle market companies.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated loan and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, will continue to serve as a tailwind to the space
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.
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
Portfolio and Investment Activity
As of September 30, 2025, based on fair value, our portfolio consisted of 74.4% first lien senior secured debt investments (of which 52% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.1% second lien senior secured debt investments, 2.3% unsecured debt investments, 0.9% specialty finance debt investments, 3.3% preferred equity investments, 4.1% common equity investments, 7.6% specialty finance equity investments and 2.3% joint ventures.
As of September 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.8% and 9.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.3% and 10.4%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2025, the weighted average spread of total floating rate debt investments was 5.7%.
As of September 30, 2025, we had investments in 238 portfolio companies with an aggregate fair value of $17.14 billion. Our current target leverage ratio is 0.90x-1.25x. As of September 30, 2025, we had net leverage of 1.22x debt-to-equity.
Our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. We have seen an increase in deal activity and, consistent with our last several quarters, a substantial portion of our financings are with existing borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio. We continue to focus on investing in upper middle-market businesses in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible mission-critical solutions and products such as healthcare, business services, technology and insurance brokerage. These companies have diversified revenue streams, strong recurring cash flow profiles and healthy liquidity.
Generally, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio and our current portfolio is highly diversified with an average investment size of less than 0.5% and our top ten investments representing less than 25% of the total portfolio.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $229 million (up from approximately $115 million in 2021) and average revenue of approximately $1 billion (up from approximately $500 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
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
Although we marked down some of the positions on our watch list, across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We continue to invest in Blue Owl Credit SLF LLC (“Credit SLF”) and specialty financing portfolio companies, including Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”), AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”). We formed Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2025	2024
New investment commitments:
Gross originations	$1,347,128	$1,151,667
Less: Sell downs	(9,127)	—
Total new investment commitments	$1,338,001	$1,151,667
Principal amount of new investments funded:
First-lien senior secured debt investments	$786,960	$1,031,483
Second-lien senior secured debt investments	—	—
Unsecured debt investments	4,694	—
Specialty finance debt investments	20,406	13,468
Preferred equity investments	6,961	1,097
Common equity investments	17,796	—
Specialty finance equity investments	115,151	13,318
Joint venture investments	11,473	21,437
Total principal amount of new investments funded	$963,441	$1,080,803

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$106,648

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(711,677)	$(1,027,432)
Second-lien senior secured debt investments	(8,000)	(65,812)
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	(2,448)	(20,295)
Common equity investments	(4,694)	(15)
Specialty finance equity investments	(70,303)	(1,065)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(797,122)	$(1,114,619)

Number of new investment commitments in new portfolio companies(2)	13	23
Average new investment commitment amount in new portfolio companies	62,419	42,251
Weighted average term for new investment commitments (in years)	5.6	4.4
Percentage of new debt investment commitments at floating rates	97.4%	98.8%
Percentage of new debt investment commitments at fixed rates	2.6%	1.2%
Weighted average interest rate of new investment commitments(3)	9.0%	9.7%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.0%	5.1%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)For the three months ended September 30, 2025, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.98% as of September 30, 2025. For the three months ended September 30, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59%. as of September 30, 2024.

The table below presents our investments as of the following periods:

	As of September 30, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$12,962,716	$12,755,706	$9,988,330	$9,884,145
Second-lien senior secured debt investments	973,810	871,481	877,564	706,800
Unsecured debt investments	376,402	391,717	303,418	301,956
Specialty finance debt investments	154,908	155,201	90,735	90,735
Preferred equity investments	579,339	565,961	371,003	366,973
Common equity investments	470,638	694,041	397,987	589,870
Specialty finance equity investments	1,127,441	1,302,573	846,930	958,590
Joint ventures	404,144	399,868	293,423	295,476
Total Investments	$17,049,398	$17,136,548	$13,169,390	$13,194,545
_______________
(1)We consider 52% and 51% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2025 and December 31, 2024, respectively.
The table below presents investments by industry composition based on fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Advertising and media	2.3%	2.8%
Aerospace and defense	1.1	2.4
Asset based lending and fund finance(1)	5.8	5.9
Automotive services	3.0	2.1
Buildings and real estate	4.4	3.9
Business services	4.7	4.7
Chemicals	3.4	3.1
Consumer products	2.5	3.6
Containers and packaging	2.7	1.4
Distribution	2.4	2.5
Education	0.4	0.4
Energy equipment and services	0.5	0.4
Financial services	3.2	3.5
Food and beverage	6.2	7.3
Healthcare equipment and services	4.6	3.7
Healthcare providers and services	8.3	6.3
Healthcare technology	5.6	6.2
Household products	1.4	1.7
Human resource support services	2.0	1.4
Infrastructure and environmental services	1.5	2.0
Insurance(3)	6.0	7.6
Internet software and services	11.5	10.5
Joint ventures(2)	2.3	2.2
Leisure and entertainment	1.9	1.8
Manufacturing	5.1	5.9
Pharmaceuticals(4)	1.3	1.2
Professional services	2.7	2.6
Specialty retail	2.6	2.2
Telecommunications	0.2	0.1
Transportation	0.4	0.6
Total	100.0%	100.0%
_______________
(1)Includes investments in Wingspire, BOCSO and Amergin AssetCo.

(2)Includes investment in Credit SLF.
(3)Includes investment in Fifth Season.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
United States:
Midwest	20.5%	19.7%
Northeast	21.0	18.6
South	35.9	34.1
West	16.7	20.0
International	5.9	7.6
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Weighted average total yield of portfolio(1)	9.8%	10.4%
Weighted average total yield of debt and income producing securities(1)	10.3%	11.1%
Weighted average interest rate of debt securities	9.9%	10.5%
Weighted average spread over base rate of all floating rate debt investments	5.7%	6.0%
_______________
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of September 30, 2025, only 7 of our portfolio companies are on non-accrual, which represents 1.29% of our portfolio at fair value. Our annual gain/loss ratio is approximately (0.27)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of September 30, 2025		As of December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,416,089	8.3%	$762,081	5.8%
2	14,296,880	83.4	11,142,304	84.5
3	1,180,467	6.9	1,110,470	8.4
4	143,238	0.8	162,207	1.2
5	99,874	0.6	17,483	0.1
Total	$17,136,548	100.0%	$13,194,545	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of September 30, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$14,009,972	96.8%	$11,014,410	97.8%
Non-accrual	457,864	3.2	245,679	2.2
Total	$14,467,836	100.0%	$11,260,089	100.0%
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
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
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
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2025, our commitment to Amergin AssetCo was $268.2 million, of which $113.0 million was equity and $155.2 million was debt. As of September 30, 2025, the fair market value of our investment in Amergin Asset Management, LLC was $2.6 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of September 30, 2025, our investment in Fifth Season was $398.0 million at fair value. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of September 30, 2025, the fair value of our investment in LSI Financing DAC was $6.4 million and our total commitment was $6.8 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2025, our investment at fair value in LSI Financing LLC was $219.0 million and our total commitment was $285.9 million. We do not consolidate its equity interest in LSI Financing LLC.
BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of September 30, 2025, our investment at fair value in BOCSO was $5.3 million and our total commitment was $5.3 million. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Joint Ventures
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
Refer to Exhibit 99.1 for Credit SLF's Supplemental Financial Information.

On June 30, 2025, Blue Owl Leasing was formed as a joint venture. We co-manage Blue Owl Leasing with Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., a Blue Owl managed alternative credit fund (Blue Owl Alternative Credit Fund), and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of September 30, 2025, Blue Owl Leasing had not made any investments.
On September 30, 2025, BOC Lease I LLC and BOC Lease II LLC, wholly-owned subsidiaries of Blue Owl Leasing, entered into a credit facility with Truist Bank and Deutsche Bank AG, New York Branch. Truist Bank serves as a co-structuring agent and the administrative agent, and Deutsche Bank AG, New York Branch serves as a co-structuring agent. The credit facility includes a maximum borrowing capacity of $300.0 million.
Results of Operations
The table below presents our operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Total Investment Income	$453.1	$406.0	$1,403.5	$1,202.4
Less: Total Operating Expenses	259.9	217.5	786.3	634.4
Net Investment Income (Loss) Before Taxes	$193.2	$188.5	$617.2	$568.0
Less: Income tax expense (benefit), including excise tax expense (benefit)	3.1	3.6	9.1	11.2
Net Investment Income (Loss) After Taxes	$190.1	$184.9	$608.1	$556.8
Net change in unrealized gain (loss)	(65.6)	5.8	39.5	(47.5)
Net realized gain (loss)	3.7	(55.3)	(139.3)	(69.2)
Net Increase (Decrease) in Net Assets Resulting from Operations	$128.2	$135.4	$508.3	$440.1
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment origination and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and nine months ended September 30, 2025, our net asset value per share decreased, primarily driven by decreases in the fair value of certain investments.
On January 13, 2025, we completed the transactions contemplated by the OBDE Merger Agreement and OBDE was merged with and into us. The OBDE Mergers were accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to OBDE’s shareholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of OBDE investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the OBDE Mergers, we marked the investments to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on our Consolidated Statement of Operations. The purchase discount allocated to the loan investments acquired amortizes over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired does not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. Refer to Note 13 “Merger with Blue Owl Capital Corporation III” for additional details.
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

	For the Three Months Ended	For the Nine Months Ended
($ in millions)	September 30, 2025
Net investment income after taxes	$190.1	$608.1
Less: Purchase discount amortization	(6.8)	(25.5)
Adjusted, non-GAAP, net investment income after taxes	$183.3	$582.6

Net realized and unrealized gains (losses)	$(61.9)	$(99.8)
Net change in unrealized (appreciation) depreciation due to the purchase discount	7.0	(56.7)
Realized (gain) loss due to the purchase discount	(0.2)	(0.7)
Adjusted, non-GAAP, net realized and unrealized gains (losses)	$(55.1)	$(157.2)

Net increase in net assets from operations	$128.2	$508.3
Less: Purchase discount amortization	(6.8)	(25.5)
Net change in unrealized (appreciation) depreciation due to the purchase discount	7.0	(56.7)
Realized (gain) loss due to the purchase discount	(0.2)	(0.7)
Adjusted, non-GAAP, net increase in net assets from operations	$128.2	$425.4
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Interest income from investments	$359.9	$307.7	$1,120.8	$904.8
Payment-in-kind interest income from investments	28.9	46.0	95.8	132.4
Dividend income from investments	60.2	46.8	171.9	148.0
Other income	4.1	5.5	15.0	17.2
Total Investment Income	$453.1	$406.0	$1,403.5	$1,202.4
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Investment income increased to $453.1 million for the three months ended September 30, 2025, from $406.0 million for the same period in prior year, primarily due to higher interest income as a result of an increase in the par value of our debt investments from our acquisition of OBDE, partially offset by a decrease in the weighted average yield of our debt portfolio from 11.0% to 9.8% period over period. Included in interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns increased to $11.1 million for the three months ended September 30, 2025 from $6.3 million for the same period in prior year due to an elevated level of repayment related activity. For the three months ended September 30, 2025 and 2024, as a percentage of total income, PIK income decreased to 9.5% from 13.5% as a result of several investments converting to cash pay and lower levels of PIK investments acquired from OBDE. Dividend income increased to $60.2 million from $46.8 million in the prior period, primarily due to an increase in dividends earned from our non-controlled, non-affiliated equity investments. Other income decreased period over period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Investment income increased to $1.40 billion for the nine months ended September 30, 2025 from $1.20 billion for the same period in prior year primarily due to higher interest income as a result of an increase in the par value of our debt investments from our acquisition of OBDE, partially offset by a decrease in the weighted average yield of our debt portfolio from 11.0% to 9.8% period over period. Included in interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns increased to $51.4 million for the nine months ended September 30, 2025 from $27.2 million for the same period in prior year due to an elevated level of repayment related activity. For the nine months ended September 30, 2025 and 2024, as a percentage of total income, PIK income decreased to 9.8% from 13.3%, respectively as a result of several investments converting to cash pay and lower levels of PIK investments acquired from OBDE. Dividend income increased to $171.9 million from $148.0 million in the prior period, primarily due to an increase in dividends earned from our non-controlled, non-affiliated equity investments and controlled, affiliated equity investments. Other income decreased period over period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Interest expense	$151.0	$121.3	$451.1	$349.5
Management fee, net(1)	62.1	49.3	188.8	144.5
Performance based incentive fees	38.8	39.2	123.5	118.1
Professional fees	4.1	3.5	11.1	11.2
Directors’ fees	0.6	0.3	1.3	1.0
Other general and administrative	3.3	4.0	10.5	10.1
Total Operating Expenses	$259.9	$217.6	$786.3	$634.4
_______________
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
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Total operating expenses increased for the three months ended September 30, 2025 compared to the same period in prior year, primarily driven by an increase in interest expense and management fees resulting from the OBDE Mergers. Interest expense increased due to an increase in daily average borrowings from $7.9 billion to $9.6 billion primarily due to the assumption of OBDE’s debt facilities, while the average interest rate remained flat period over period. Management fees increased due to an increase in average adjusted gross assets as a result of our acquisition of OBDE. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Total operating expenses increased for the nine months ended September 30, 2025 compared to the same period in prior year, primarily driven by an increase in interest expense, management fees and incentive fees resulting from the OBDE Mergers. Interest expense increased due to an increase in daily average borrowings from $7.5 billion to $9.9 billion primarily due to the assumption of OBDE’s debt facilities, while the average interest rate remained flat period over period. Management fees increased due to an increase in average adjusted gross assets as a result of our acquisition of OBDE. Incentive fees increased due to an increase in net investment income, driven by an increase in the size of the income producing portfolio as a result of our acquisition of OBDE. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of September 30, 2025 we have generated undistributed taxable earnings “spillover” of approximately $0.31 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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

For the three and nine months ended September 30, 2025, we recorded U.S. federal and state income tax expense (benefit) of $3.1 million, and $9.1 million, respectively, including U.S. federal excise tax expense (benefit) of $1.8 million and $4.8 million, respectively. For the three and nine months ended September 30, 2024, we recorded U.S. federal and state income tax expense/(benefit) of $3.6 million, and $11.2 million, respectively, including U.S. federal excise tax expense (benefit) of $1.7 million and $5.3 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2025 we recorded a tax expense of approximately $1.3 million, and $4.4 million for taxable subsidiaries, respectively. For the three and nine months ended September 30, 2024 we recorded a tax expense of approximately $0.4 million, and $0.7 million for taxable subsidiaries, respectively The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$(63.6)	$9.3	$25.9	$(54.2)
Income tax (provision) benefit	(1.5)	(1.2)	(3.3)	(1.2)
Net change in translation of assets and liabilities in foreign currencies and other transactions	(0.5)	(2.3)	16.9	7.9
Net Change in Unrealized Gain (Loss)	$(65.6)	$5.8	$39.5	$(47.5)
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
For the three months ended September 30, 2025, the net unrealized loss was driven by a decrease in the fair value of certain debt and equity investments, partially offset by an increase in the fair value of certain debt investments as detailed below. The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

For the Three Months Ended September 30, 2025
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Eagle Infrastructure Services, LLC(1)	$16.1
CD&R Value Building Partners I, L.P. (dba Belron)	13.8
Denali BuyerCo, LLC (dba Summit Companies)	8.4
Remaining Portfolio Companies	2.7
Pluralsight, LLC(2)	(7.4)
New PLI Holdings, LLC (dba PLI)(1)	(7.8)
Loparex Midco B.V.	(10.3)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(10.5)
Ideal Image Development, LLC(2)	(18.6)
Notorious Topco, LLC (dba Beauty Industry Group)	(21.7)
Conair Holdings LLC	(28.3)
Total	$(63.6)
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.
For the three months ended September 30, 2024, the net unrealized gain was primarily driven by a decrease in the fair value of certain debt and equity investments, offset by reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment and increases in the fair value of certain equity investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended September 30, 2024
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Pluralsight, LLC	$55.4
KPCI Holdings, L.P.	12.7
The Better Being Co., LLC (fka Nutraceutical International Corporation)	7.4
PHM Netherlands Midco B.V. (dba Loparex)	5.6
H-Food Holdings, LLC	(6.4)
CIBT Global, Inc.	(6.5)
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)(1)	(8.4)
Conair Holdings LLC	(8.6)
Walker Edison Furniture Company LLC(1)	(11.6)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(15.1)
Remaining Portfolio Companies	(15.2)
Total	$9.3
_______________
(1)Portfolio company is a controlled, affiliated investment.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, the net unrealized gain included $56.7 million of net unrealized gain due to purchase discount from the OBDE Mergers across 189 portfolio companies that were acquired, an increase in the fair value of certain debt and equity investments, as well as reversals of prior period unrealized losses that were realized during the period related to exited investments. This is partially offset by a decrease in the fair value of certain debt investments and reversals of prior period unrealized gains that were realized in the quarter related to exited investments, as detailed below. The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

For the Nine Months Ended September 30, 2025
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
H-Food Holdings, LLC	$115.3
Remaining Portfolio Companies	66.9
CIBT Global, Inc.	27.1
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC / AAM Series 2.1 Aviation Feeder, LLC(1)	22.6
Cornerstone OnDemand, Inc.	20.9
CD&R Value Building Partners I, L.P. (dba Belron)	19.1
Ideal Image Development, LLC(2)	(32.8)
PCF Holdco, LLC (dba PCF Insurance Services)	(32.9)
Notorious Topco, LLC (dba Beauty Industry Group)	(59.5)
Conair Holdings LLC	(60.5)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(60.3)
Total	$25.9
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.
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

For the Nine Months Ended September 30, 2024
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
KPCI Holdings, L.P.	$22.8
The Better Being Co., LLC (fka Nutraceutical International Corporation)	18.3
Fifth Season Investments LLC(1)	17.5
Remaining Portfolio Companies	28.6
CIBT Global, Inc.	(8.5)
Tall Tree Foods, Inc.	(11.0)
PS Operating Company LLC (fka QC Supply, LLC)(1)	(11.8)
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)(1)	(12.1)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(18.6)
Walker Edison Furniture Company LLC(1)	(22.5)
H-Food Holdings, LLC	(56.9)
Total	$(54.2)
_______________
(1)Portfolio company is a controlled, affiliated investment.
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net realized gain (loss) on investments	$(1.3)	$(55.3)	$(132.4)	$(60.4)
Net realized gain (loss) on foreign currency transactions	5.0	—	(6.9)	(8.8)
Net Realized Gain (Loss)	$3.7	$(55.3)	$(139.3)	$(69.2)
Realized Gross Internal Rate of Return
Since we began investing in 2016 through September 30, 2025, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $20.27 billion and total proceeds from these exited investments of $24.84 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of September 30, 2025, our weighted average total cost of debt was 6.2%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 178% and 178%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of September 30, 2025, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2025, we had $2.86 billion available under our credit facilities.
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
As of September 30, 2025, we had $321.3 million in cash and restricted cash, including foreign cash. During the nine months ended September 30, 2025, $0.92 billion in cash was provided by operating activities, primarily as a result of sell downs and repayments of $3.00 billion and other operating activity of $560.9 million partially offset by funding portfolio investments of $2.64 billion. Cash used in financing activities was $1.11 billion during the period, which was primarily the result of net repayments of $531.6 million, distributions paid of $563.4 million and debt issuance costs of $19.5 million, partially offset by equity issuances of $3.1 million.
Equity
Equity Issuances
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the OBDE Mergers, we issued an aggregate of approximately 120,630,330 million shares of our common stock.
“At the Market” Offerings
We are party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that we may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of our common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common shares, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common shares with an aggregate offering amount of $746.9 million remained available for issuance as of September 30, 2025.
We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. There were no sales of our common stock during the period ended September 30, 2024. We issued and sold the following shares of common stock during the nine months ended September 30, 2025:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
($ in thousands, except share and per share data)
"At the market" offerings	200,603	$3,089	$19	$3,070	$15.40
	200,603	$3,089	$19	$3,070	$15.40
_______________
(1)Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.
Distributions
The following tables present the distributions declared on shares of our common stock for the following periods:

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
August 5, 2025	September 30, 2025	October 15, 2025	$0.37
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	$0.01
February 18, 2025	March 31, 2025	April 15, 2025	$0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	$0.05

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
August 6, 2024	September 30, 2024	October 15, 2024	$0.37
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	$0.06
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08
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
The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Shares
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	51,572	(1)
May 6, 2025	June 30, 2025	July 15, 2025	856,538	(1)
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
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
2024 Stock Repurchase Program
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended September 30, 2025.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	As of September 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,900,000	$1,222,000	$2,636,624	$(29,220)	$1,192,780
SPV Asset Facility II	300,000	161,700	33,610	(5,698)	156,002
SPV Asset Facility V	525,000	394,000	78,209	(5,301)	388,699
SPV Asset Facility VI	500,000	300,000	72,527	(4,301)	295,699
SPV Asset Facility VII	300,000	210,000	39,525	(1,726)	208,274
CLO I	390,000	390,000	—	(3,586)	386,414
CLO III	260,000	260,000	—	(1,780)	258,220
CLO IV	292,500	292,500	—	(3,551)	288,949
CLO V	509,625	509,625	—	(2,125)	507,500
CLO VII	330,500	330,500	—	(2,170)	328,330
CLO X	272,000	272,000	—	(1,651)	270,349
CLO XIV	260,000	260,000	—	(1,618)	258,382
2026 Notes	500,000	500,000	—	(682)	499,318
July 2026 Notes	1,000,000	1,000,000	—	(3,961)	996,039
2027 Notes(3)	500,000	500,000	—	(2,617)	479,508
April 2027 Notes	325,000	325,000	—	(1,287)	323,713
July 2027 Notes	250,000	250,000	—	(1,603)	248,397
2028 Notes	850,000	850,000	—	(7,200)	842,800
June 2028 Notes	100,000	100,000	—	(644)	99,356
2029 Notes(3)	1,000,000	1,000,000	—	(9,084)	1,003,108
2030 Notes(3)	500,000	500,000	—	(10,507)	496,688
Total Debt	$12,864,625	$9,627,325	$2,860,495	$(100,312)	$9,528,525
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $41.4 million of outstanding letters of credit.

	As of December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$2,985,000	$292,345	$2,692,622	$(22,426)	$269,919
SPV Asset Facility II	300,000	300,000	—	(3,773)	296,227
CLO I	390,000	390,000	—	(3,817)	386,183
CLO II	260,000	260,000	—	(2,230)	257,770
CLO III	260,000	260,000	—	(1,862)	258,138
CLO IV	292,500	292,500	—	(3,806)	288,694
CLO V	509,625	509,625	—	(2,310)	507,315
CLO VII	239,150	239,150	—	(1,612)	237,538
CLO X	260,000	260,000	—	(1,678)	258,322
2025 Notes	425,000	425,000	—	(421)	424,579
July 2025 Notes	500,000	500,000	—	(1,048)	498,952
2026 Notes	500,000	500,000	—	(2,428)	497,572
July 2026 Notes	1,000,000	1,000,000	—	(7,640)	992,360
2027 Notes(3)	500,000	500,000	—	(4,101)	465,449
2028 Notes	850,000	850,000	—	(9,112)	840,888
2029 Notes(3)	1,000,000	1,000,000	—	(16,099)	977,796
Total Debt	$10,271,275	$7,578,620	$2,649,422	$(84,363)	$7,457,702
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $43.2 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$140,173	$116,548	$421,296	$327,380
Amortization of debt issuance costs	10,416	6,728	31,741	23,994
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	480	(2,003)	(1,865)	(1,847)
Net realized (gain) loss on interest rate swaps	(50)	—	(50)	—
Total Interest Expense	$151,019	$121,273	$451,122	$349,527
Average interest rate	5.8%	5.8%	5.7%	5.7%
Average daily borrowings	$9,625,926	$7,883,364	$9,920,215	$7,509,072
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – 2024 Notes, 2027 Notes, 2029 Notes and 2030 Notes” for details on each facility’s interest rate swap.

Senior Securities
Information about our senior securities is shown in the following table as of September 30, 2025 and the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2025 (Unaudited)	$1,222.0	$1,783	—	N/A
December 31, 2024	$292.3	$1,778	—	N/A
December 31, 2023	$419.0	$1,830	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
September 30, 2025 (Unaudited)	$161.7	$1,783	—	N/A
December 31, 2024	$300.0	$1,778	—	N/A
December 31, 2023	$250.0	$1,830	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
SPV Asset Facility V
September 30, 2025 (Unaudited)	$394.0	$1,783	—	N/A
SPV Asset Facility VI
September 30, 2025 (Unaudited)	$300.0	$1,783	—	N/A
SPV Asset Facility VII
September 30, 2025 (Unaudited)	$210.0	$1,783	—	N/A
CLO I
September 30, 2025 (Unaudited)	$390.0	$1,783	—	N/A
December 31, 2024	$390.0	$1,778	—	N/A
December 31, 2023	$276.6	$1,830	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II(15)
September 30, 2025 (Unaudited)	$—	$1,783	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
September 30, 2025 (Unaudited)	$260.0	$1,783	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
September 30, 2025 (Unaudited)	$292.5	$1,783	—	N/A
December 31, 2024	$292.5	$1,778	—	N/A
December 31, 2023	$292.5	$1,830	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
September 30, 2025 (Unaudited)	$509.6	$1,783	—	N/A
December 31, 2024	$509.6	$1,778	—	N/A
December 31, 2023	$509.6	$1,830	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI(10)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
September 30, 2025 (Unaudited)	$330.5	$1,783	—	N/A
December 31, 2024	$239.2	$1,778	—	N/A
December 31, 2023	$239.2	$1,830	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
September 30, 2025 (Unaudited)	$272.0	$1,783	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
CLO XIV
September 30, 2025 (Unaudited)	$260.0	$1,783	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes(11)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$400.0	$1,830	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	N/A
December 31, 2020	$400.0	$2,060	—	N/A
December 31, 2019	$400.0	$2,926	—	N/A
2025 Notes(12)
September 30, 2025 (Unaudited)	$—	$1,783	—	N/A
December 31, 2024	$425.0	$1,778	—	N/A
December 31, 2023	$425.0	$1,830	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	N/A
December 31, 2020	$425.0	$2,060	—	N/A
December 31, 2019	$425.0	$2,926	—	N/A
July 2025 Notes(14)
September 30, 2025 (Unaudited)	$—	$1,783	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
December 31, 2020	$500.0	$2,060	—	N/A
July 2025 Notes II(13)
September 30, 2025 (Unaudited)	$—	$1,783	—	N/A
2026 Notes
September 30, 2025 (Unaudited)	$500.0	$1,783	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
December 31, 2020	$500.0	$2,060	—	N/A
July 2026 Notes
September 30, 2025 (Unaudited)	$1,000.0	$1,783	—	N/A
December 31, 2024	$1,000.0	$1,778	—	N/A
December 31, 2023	$1,000.0	$1,830	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	N/A
December 31, 2020	$1,000.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2027 Notes
September 30, 2025 (Unaudited)	$500.0	$1,783	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
April 2027 Notes
September 30, 2025 (Unaudited)	$325.0	$1,783	—	N/A
July 2027 Notes
September 30, 2025 (Unaudited)	$250.0	$1,783	—	N/A
2028 Notes
September 30, 2025 (Unaudited)	$850.0	$1,783	—	N/A
December 31, 2024	$850.0	$1,778	—	N/A
December 31, 2023	$850.0	$1,830	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	N/A
June 2028 Notes
September 30, 2025 (Unaudited)	$100.0	$1,783	—	N/A
2029 Notes
September 30, 2025 (Unaudited)	$1,000.0	$1,783	—	N/A
December 31, 2024	$1,000.0	$1,778	—	N/A
2030 Notes
September 30, 2025 (Unaudited)	$500.0	$1,783	—	N/A
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
(14)On July 22, 2025, we redeemed in full all $500,000,000 in aggregate principal amount of the July 2025 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, July 22, 2025.
(15)Facility was terminated in 2025.

Credit Facilities
Our credit facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).
Revolving Credit Facility
On August 26, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 22, 2024 (the “Revolving Credit Facility Second Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through July 15, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.90 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.83 billion (increased from $3.74 billion on July 15, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $5.50 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
SPV Asset Facilities Assumed in the OBDE Mergers
On January 13, 2025, we became party to and assumed all of OBDE’s obligations under OBDE’s SPV asset facilities (the “OBDE SPV Asset Facility Assumption Date”).
SPV Asset Facility V
On July 29, 2021 (the “SPV Asset Facility V Closing Date”), ORCC III Financing entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility V”), with ORCC III Financing, as borrower, OBDE, as equityholder, ODCA, as collateral manager, the lenders from time to time parties thereto, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and collateral custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to admit new lenders, increase the maximum principal amount available under the facility, add a swingline commitment to the facility, extend the availability period and maturity date, change the interest rate, replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility V as most recently amended on August 15, 2025.
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
Through April 20, 2025, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Refinancing Debt were used by the CLO II Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO II Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
The CLO II Refinancing Debt was the secured obligation of the CLO II Issuers, and the CLO II Refinancing Indenture included customary covenants and events of default.
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
CLO XIV
On November 21, 2023 (the “CLO XIV Closing Date”), OBDE completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”). The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by OBDE’s consolidated subsidiary Owl Rock CLO XIV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XIV Issuer”). On January 13, 2025, as a result of the consummation of the OBDE Mergers, we became party to the relevant agreements with respect to and assumed all of OBDE’s obligations under the CLO XIV Transaction.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. We received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the nine months ended September 30, 2024 we made a payment of $6.6 million in conjunction with unwinding the swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
July 2025 Notes
On January 22, 2020, we issued $500.0 million aggregate principal amount of notes that mature on July 22, 2025 (the “July 2025 Notes”). The July 2025 Notes bore interest at a rate of 3.75% per year, payable semi-annually on January 22 and July 22, of each year, commencing on July 22, 2020. On July 22, 2025, the Company repaid in full all $500.0 million in aggregate principal amount of the July 2025 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, July 22, 2025.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended September 30, 2025, we made $8.9 million periodic payments and for the nine months ended September 30, 2025, we made net periodic payments of $19.5 million. For the three months ended September 30, 2024 we made $11.4 million in net periodic payments and for the nine months ended September 30, 2024, we made $23.0 million in periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $(17.2) million and $(31.8) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
On February 9, 2024, in connection with the initial issuance of the 2029 Notes on January 22, 2024, we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended September 30, 2025, the Company made $3.2 million periodic payments and for the nine months ended September 30, 2025, the company made net periodic payments of $5.7 million. For the three months ended September 30, 2024 we made $6.2 million in net periodic payments and for the nine months ended September 30, 2024 we made $6.2 million in net periodic payments. On July 29, 2025, we terminated the centrally cleared interest rate swap and received proceeds equal to the fair value of the centrally cleared interest rate swap, adjusted for accrued swap interest owed, totaling $3.9 million. Contemporaneously, we entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 2.255%. The remaining basis adjustment to the 2029 Notes related to the centrally cleared swaps was capitalized to the 2029 Notes as of the swap termination date and will amortize to the maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $4.1 million and $(5.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by a change in net carrying value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. We will receive fixed rate interest at 5.950% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922%. The interest rate swap matures on February 15, 2029. For the three and nine months ended September 30, 2025, the Company made no periodic payments. As of September 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $7.7 million and $(1.3) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
2030 Notes
On May 15, 2025, pursuant to the Base Indenture and a Ninth Supplemental Indenture, dated May 15, 2025 (the “Ninth Supplemental Indenture”) between us and the Successor Trustee, we issued $500.0 million aggregate principal amount of notes that mature July 15, 2030 (the “2030 Notes). The 2030 Notes bear interest at a rate of 6.200% per year payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2026. We may redeem some or all of the 2030 Notes at any time and from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2030 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2030 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 40 basis points, plus, in each case, accrued and unpaid interest thereon to the redemption date; provided, however, that if we redeem any 2030 Notes on or after June 15, 2030 (the date falling one month prior to the maturity date of the 2030 Notes), the redemption price for the 2030 Notes will be equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On May 15, 2025, in connection with the issuance of the 2030 Notes on May 15, 2025, we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. We will receive fixed rate interest at 6.20% and pay variable rate interest based on three-month SOFR plus 2.392%. The interest rate swap matures on July 15, 2030. For the three months ended September 30, 2025, the Company made $0.5 million in net periodic payments and for the nine months ended September 30, 2025, the company made net periodic payments of $0.5 million. As of September 30, 2025, the interest rate swap had a fair value of $7.1 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations
Notes Assumed in the OBDE Mergers
On January 13, 2025, in connection with the OBDE Mergers, we entered into a Second Supplemental Indenture (the “April 2027 Notes Second Supplemental Indenture”) relating to our assumption of the April 2027 Notes (as defined below). Also on January 13, 2025, in connection with the OBDE Mergers, we entered into an assumption agreement (the “OBDE Note Assumption Agreement”) relating to our assumption of the July 2025 Notes II, the July 2027 Notes and the June 2028 Notes (each as defined below).
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
On January 13, 2025, in connection with the OBDE Mergers, we entered into the April 2027 Notes Second Supplemental Indenture by and between the April 2027 Notes Trustee and us, effective as of the closing of the OBDE Mergers. Pursuant to the April 2027 Notes Second Supplemental Indenture, we expressly assumed the obligations of OBDE for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2027 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions to be performed by OBDE.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of September 30, 2025	As of December 31, 2024
Total unfunded revolving loan commitments	$919,996	$673,576
Total unfunded delayed draw loan commitments	946,445	607,998
Total unfunded debt commitments	1,866,441	1,281,574

Total unfunded specialty finance equity commitments	$147,446	$158,259
Total unfunded common equity commitments	2,116	—
Total unfunded equity commitments	149,562	158,259

Total unfunded commitments	$2,016,003	$1,439,833
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended September 30, 2025.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2025, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of September 30, 2025:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,222.0	$—	$15.0	$1,207.0	$—
SPV Asset Facility II	161.7	—	—	—	161.7
SPV Asset Facility V	394.0	—	—	394.0	—
SPV Asset Facility VI	300.0	—	—	300.0	—
SPV Asset Facility VII	210.0	—	—	210.0	—
CLO I	390.0	—	—	—	390.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VII	330.5	—	—	—	330.5
CLO X	272.0	—	—	—	272.0
CLO XIV	260.0	—	—	—	260.0
2026 Notes	500.0	500.0	—	—	—
July 2026 Notes	1,000.0	1,000.0	—	—	—
2027 Notes	500.0	—	500.0	—	—
April 2027 Notes	325.0	—	325.0	—	—
July 2027 Notes	250.0	—	250.0	—	—
2028 Notes	850.0	—	850.0	—	—
June 2028 Notes	100.0	—	100.0	—	—
2029 Notes	1,000.0	—	—	1,000.0	—
2030 Notes	500.0	—	—	500.0	—
Total Contractual Obligations	$9,627.3	$1,500.0	$2,040.0	$3,611.0	$2,476.3
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
We invest in LSI Financing DAC and BOCSO, non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Recent Developments
Dividend
On November 4, 2025, our Board declared a fourth quarter dividend of $0.37 per share for stockholders of record as of December 31, 2025, payable on or before January 15, 2026.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which we may repurchase up to $200 million of our common stock. Under the 2025 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date it was approved.

Merger Agreement with Blue Owl Capital Corporation II

On November 5, 2025, we entered into an Agreement and Plan of Merger (the “OBDC II Merger Agreement”) with Blue Owl Capital Corporation II, a Maryland corporation (“OBDC II”), Cowboy Merger Sub, Inc., a Maryland corporation and our wholly owned subsidiary (“OBDC II Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The OBDC II Merger Agreement provides that, subject to the conditions set forth in the OBDC II Merger Agreement, OBDC II Merger Sub will be merged with and into OBDC II, with OBDC II continuing as the surviving company and as our wholly-owned subsidiary (the “OBDC II Initial Merger”), and, immediately thereafter, OBDC II will merge with and into us, with us continuing as the surviving company (the “OBDC II Second Merger” and together, with the OBDC II Initial Merger, the “OBDC II Mergers”). The parties to the OBDC II Merger Agreement intend the OBDC II Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

Effective upon the closing of the OBDC II Mergers, each share of OBDC II common stock issued and outstanding immediately prior to the effective time of the OBDC II Mergers, except for shares, if any, owned by us or any of its consolidated subsidiaries, will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the OBDC II Mergers.

Under the terms of the OBDC II Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the OBDC II Mergers and based on (i) the net asset value (“NAV”) per share of our common stock (the “OBDC Per Share NAV”) and the adjusted net asset value per share of OBDC II (the “OBDC II Per Share NAV”) and (ii) the closing price per share of our common stock on the NYSE on either the Determination Date or, if the NYSE is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “OBDC Common Stock Price”).

The Exchange Ratio will be calculated as follows:

(i)if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is less than or equal to 100%, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDC II Per Share NAV and the OBDC Per Share NAV; or
(ii)if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100%, the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDC II Per Share NAV and the OBDC Common Stock Price.

Consummation of the OBDC II Mergers, which is currently anticipated to occur during the first quarter of 2026, is subject to certain closing conditions, including (1) requisite approvals of OBDC II’s shareholders, (2) the effectiveness of an amendment to OBDC II’s Articles of Amendment and Restatement, (3) the absence of certain enumerated legal impediments to the consummation of the OBDC II Mergers, (4) effectiveness of the registration statement for our common stock to be issued as consideration in the OBDC II Mergers, (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the OBDC II Merger Agreement, (6) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (7) the absence of a material adverse effect in respect of the parties, and (8) the receipt of customary legal opinions to the effect that the OBDC II Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.

Prior to the anticipated closing of the OBDC II Mergers, we and OBDC II intend to declare and pay ordinary course dividends.

Prior to the anticipated closing of the OBDC II Mergers, subject to the approval of OBDC II’s board of directors, OBDC II may declare a dividend to its shareholders equal to undistributed net investment income estimated to be remaining as of the closing of the OBDC II Mergers, if any.

The foregoing summary description of the OBDC II Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the OBDC II Merger Agreement, a copy of which has been filed as Exhibit 2.1 to our Current Report on Form 8-K, dated November 5, 2025, the terms of which are incorporated herein by reference. In connection with the OBDC II Mergers, OBDC II plans to file with the SEC and mail to its shareholders a proxy statement/prospectus (the “Proxy Statement”) and we plan to file with the SEC a registration statement on Form N-14 (the “Registration Statement”) that will include the Proxy Statement and a prospectus of ours.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, a prolonged government shut down and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as our valuation designee, based on, among other things, the input of independent third-party valuation firm(s) engaged at the direction of the Adviser, as our valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. The independent third-party valuation firm(s) engaged at the discretion of the Adviser and its affiliates are full service financial institutions engaged in a variety of activities and from time to time we may receive or provide additional services to or from such independent third-party valuation firm(s).
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
As of September 30, 2025, 97.4% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility V, SPV Asset Facility VI and SPV Asset Facility VII bear interest at variable interest rates with a floor of 0%. The 2026 Notes, July 2026 Notes, 2027 Notes, April 2027 Notes, July 2027 Notes, 2028 Notes, June 2028 Notes, 2029 Notes and 2030 Notes bear interest at fixed rates. The 2027 Notes, 2029 Notes and 2030 Notes are hedged against interest rate swap instruments. CLO III, CLO IV, CLO VII, CLO X and CLO XIV bear interest at variables rates with a floor of 0%. CLO I and CLO V bear interest at fixed and variable rates with a floor of 0%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$415,128	$195,988	$219,140
Up 200 basis points	276,752	130,659	146,093
Up 100 basis points	138,376	65,329	73,047
Down 100 basis points	(138,374)	(65,329)	(73,045)
Down 200 basis points	(276,669)	(130,659)	(146,010)
Down 300 basis points	(413,281)	(195,988)	(217,293)
_______________
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3 “Agreements and Related Party Transactions” of our consolidated financial statements for more information on the income based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of shares of our common stock after the completion of the OBDC II Mergers may cause the market price of our common stock to decline.

At the effective time of the OBDC II Mergers, each share of OBDC II common stock issued and outstanding immediately prior to such time (other than shares owned by us or any of our consolidated subsidiaries), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares.

Former OBDC II shareholders may decide not to hold the shares of our common stock that they will receive pursuant to the OBDC II Merger Agreement. Certain of OBDC II shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive pursuant to the OBDC II Merger Agreement. In addition, our shareholders may decide not to hold their shares of our common stock after completion of the OBDC II Mergers. In each case, such sales of our common stock could have the effect of depressing the market price for our common stock and may take place soon after the completion of the OBDC II Mergers.

Our shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the OBDC II Mergers.

Our shareholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in us prior to the OBDC II Mergers. Consequently, our shareholders should generally expect to exercise less influence over the management and policies of the combined company following the OBDC II Mergers than they currently exercise over our management and policies.

Prior to completion of the OBDC II Mergers, subject to certain restrictions in the OBDC II Merger Agreement, and certain restrictions under the 1940 Act for issuances at prices below the then current NAV per share of our common stock and OBDC II’s common stock, we and OBDC II may issue additional shares of our common stock and OBDC II common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current shareholders or to be held by OBDC II shareholders, as applicable.

We may be unable to realize the benefits anticipated by the OBDC II Mergers, including estimated operating cost savings and financing cost savings over time, or it may take longer than anticipated to achieve such benefits

The realization of certain benefits anticipated as a result of the OBDC II Mergers will depend in part on the integration of OBDC II’s investment portfolio with our investment portfolio and the integration of OBDC II’s business with our business. There can be no assurance that OBDC II’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of OBDC II’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the OBDC II Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and OBDC II’s operations in a manner that permits those cost savings to be fully realized. In addition, immediately after the occurrence of the effective time of the OBDC II Mergers and prior to the OBDC II Second Merger, the OBDC II’s third amended and restated investment advisory agreement and amended and restated administration agreement with the Adviser shall be automatically terminated, and OBDC II shall be responsible for any final or outstanding payments owed under these agreements, which could impact estimates and cost savings. If the estimates turn out to be incorrect or if we are not able to combine OBDC II’s investment portfolio or business with our operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The OBDC II Mergers may trigger certain “change of control” provisions and other restrictions in our or OBDC II’s contracts or contracts of our respective affiliates, and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain of our or OBDC II’s agreements or contracts of our respective affiliates, which may include agreements governing our indebtedness or the indebtedness of OBDC II, will or may require the consent or waiver of one or more counterparties in connection with the OBDC II Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our and OBDC II’s obligations under, any such agreement because the OBDC II Mergers or other transactions contemplated by the OBDC II Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the OBDC II Mergers, including preventing us from operating a material part of OBDC II’s business.

In addition, the consummation of the OBDC II Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of us and OBDC II. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the OBDC II Mergers.

The announcement and pendency of the OBDC II Mergers could adversely affect both our and OBDC II’s business, financial results and operations.

The announcement and pendency of the OBDC II Mergers could cause disruptions in and create uncertainty surrounding both our and OBDC II’s business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the OBDC II Mergers are completed. In addition, we and OBDC II have diverted, and will continue to divert, management resources towards the completion of the OBDC II Mergers, which could have a negative impact on each of our and OBDC II’s future revenues and results of operations.

We and OBDC II are also subject to restrictions on the conduct of each of our and OBDC II’s businesses prior to the completion of the OBDC II Mergers as provided in the OBDC II Merger Agreement, generally requiring OBDC II and us to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and OBDC II’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and OBDC II’s respective assets, amend each of our and OBDC II’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent OBDC II or us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of us and/or the combined company following the OBDC II Mergers.

If the OBDC II Mergers do not close, we will not benefit from the expenses incurred in pursuit of the OBDC II Mergers.

The OBDC II Mergers may not be completed. If the OBDC II Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the OBDC II Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the OBDC II Mergers are not completed.

The termination of the OBDC II Merger Agreement could negatively impact us.

If the OBDC II Merger Agreement is terminated, there may be various consequences, including:

•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the OBDC II Mergers, without realizing any of the anticipated benefits of completing the OBDC II Mergers; and

•the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the OBDC II Mergers will be completed.

The OBDC II Merger Agreement limits our ability to pursue alternatives to the OBDC II Mergers.

The OBDC II Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the OBDC II Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The OBDC II Mergers are subject to closing conditions, including shareholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the OBDC II Mergers not being completed, which may result in material adverse consequences to our business and operations.

The OBDC II Mergers are subject to closing conditions, including certain approvals of OBDC II’s shareholders that, if not satisfied, will prevent the OBDC II Mergers from being completed. The closing condition that OBDC II’s shareholders adopt the OBDC II Merger Agreement and approve the OBDC II Mergers may not be waived under applicable law and must be satisfied for the OBDC II Mergers to be completed. If OBDC II shareholders do not adopt the OBDC II Merger Agreement and approve the OBDC II Mergers and the OBDC II Mergers are not completed, the resulting failure of the OBDC II Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of OBDC II’s shareholders, the OBDC II Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the OBDC II Mergers. We cannot predict whether and when these other conditions will be satisfied.

Litigation filed against us and OBDC II in connection with the OBDC II Mergers could result in substantial costs and could delay or prevent the OBDC II Mergers from being completed.

From time to time, we and OBDC II may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the OBDC II Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of us and/or the combined company following the OBDC II Mergers or could prevent the OBDC II Mergers from being completed.

We will be subject to operational uncertainties and contractual restrictions while the OBDC II Mergers are pending.

Uncertainty about the effect of the OBDC II Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the OBDC II Mergers. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the OBDC II Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the OBDC II Mergers.

We and OBDC II may waive one or more conditions to the OBDC II Mergers without resoliciting shareholder approval.

Certain conditions to our and OBDC II’s obligations to complete the OBDC II Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and OBDC II. In the event that any such waiver does not require resolicitation of shareholders, the parties to the OBDC II Merger Agreement will have the discretion to complete the OBDC II Mergers without seeking further shareholder approval. The conditions in the OBDC II Merger Agreement requiring the approval of OBDC II shareholders, however, cannot be waived.

The market price of our common stock after the OBDC II Mergers may be affected by factors different from those affecting our common stock currently.

Our business and OBDC II’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the OBDC II Mergers may be affected by factors different from those currently affecting the independent results of operations of each of us and OBDC II and the market prices of our common stock. These factors include a larger shareholder base and a different capital structure. Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the OBDC II Mergers.

The OBDC II Mergers may not be treated as a tax-free reorganization under Section 368(a) of the Code.

We and OBDC II intend that the OBDC II Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code, and each expect to receive a customary legal opinion to that effect. However, if the IRS were to successfully assert that the OBDC II Mergers should not be treated as a tax-free reorganization under Section 368(a) of the Code, then a shareholder would generally recognize gains or losses for U.S. federal income tax purposes upon the exchange of OBDC II common stock for our common stock in the OBDC II Mergers.

We are expected to be subject to an annual limitation on our use of OBDC II’s capital loss carryforwards (and certain unrecognized built-in losses), if any.

OBDC II may have capital loss carryforwards (and unrealized built-in losses) for U.S. federal income tax purposes. Subject to certain limitations, capital loss carryforwards and recognized built-in losses may be used to offset future recognized capital gains. Section 382 of the Code imposes an annual limitation on the ability of a corporation, including a RIC, that undergoes an “ownership change” to use its capital loss carryforwards and unrealized built-in losses. The OBDC II Mergers are expected to result in such an “ownership change” of OBDC II for the purposes of Section 382 of the Code. Such a limitation may, for any given year, have the effect of potentially increasing the amount of our U.S. federal net capital gains for such year and, hence, the amount of capital gains dividends we would need to distribute to remain a RIC and to avoid U.S. income and excise tax liability, as compared to what the net capital gains would be with full use of such losses

The combined company may incur adverse tax consequences if either us or OBDC II have failed or fails to qualify for taxation as a RIC for United States federal income tax purposes.

Each of us and OBDC II have elected to qualify as a RIC and operated in a manner that we and OBDC II believe has allowed us and OBDC II, respectively, to qualify as a RIC for U.S. federal income tax purposes under the Code and intend to continue to do so through and (with respect to us) following the OBDC II Mergers. In order to qualify as a RIC, a corporation must satisfy numerous requirements relating to, among other things, the nature of its assets and income and its distribution levels. If we or OBDC II have failed or fails to qualify as a RIC for U.S. federal income tax purposes, the combined company may have significant tax liabilities, or may have to make significant distributions and pay penalty or excise taxes in order to maintain RIC qualification. These liabilities could substantially reduce the combined company’s cash available for distribution to its shareholders and the value of our common stock. In addition, if either we or OBDC II have failed or fail to qualify as a RIC for U.S. federal income tax purposes, the analysis of the OBDC II Mergers as a tax-free reorganization could be impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
For the quarter ended September 30, 2025, pursuant to our dividend reinvestment plan, we purchased 908,110 shares of our common stock in the open market, at a weighted average price of $14.63 per share, for distribution to stockholders of record as of June 30, 2025 and August 29, 2025 for the second quarter dividend and supplemental second quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Diversified Lending Investment Committee
The Adviser’s investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Diversified Lending Investment Committee. The Adviser’s Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Logan Nicholson, Alexis Maged, Patrick Linnemann and Meenal Mehta and, effective November 1, 2025, Matthias Ederer.

Mr. Ederer is a Senior Managing Director at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Before joining Blue Owl, Mr. Ederer was a Partner at BC Partners, where he co-founded the credit business and served on the investment committee. Prior to that, Mr. Ederer was a Partner at Wingspan Investment Management. Mr. Ederer began his career at Goldman Sachs & Co., working in the Special Situations Group and the Bank Loan Distressed Investing Group in London and New York. Mr. Ederer received an M.Phil. in Economics from the University of Oxford, Nuffield College and a B.Sc. in Economics from the University of Warwick.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
10.1
Amendment No. 8 to the Loan and Servicing Agreement, dated as of August 15, 2025, among ORCC III Financing LLC, as borrower, Blue Owl Capital Corporation, as equityholder, Blue Owl Credit Advisors LLC, as collateral manager, Société Générale, as agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 18, 2025).

21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended September 30, 2025.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: November 5, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: November 5, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer