Form 10-K
period 2025-12-31
Blue Owl Capital Corp
filed 2026-02-18
CIK 1655888

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $14.34 on The New York Stock Exchange, was approximately $7,328,431,719.
The number of shares of the registrant’s common stock $0.01 par value per share, outstanding at February 11, 2026 was 499,448,499.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment and tax reductions, trade disputes with other countries, and the risk of recession or future government shutdowns could impact our business prospects and the prospects of our portfolio companies;
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
•the effect of legal, tax and regulatory changes on our business and our portfolio companies;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;

•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business
Our Company
Blue Owl Capital Corporation was formed on October 15, 2015, as a corporation under the laws of the State of Maryland. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Within this space, we predominantly focus on investing in institutionally-backed, upper middle-market businesses, which we categorize as those generating greater than $50 million of EBITDA annually. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may hold our investments directly or through special purpose vehicles.
Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2025, our Adviser and its affiliates have originated $187.04 billion aggregate principal amount of investments, of which $182.92 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
Since July 6, 2023, our common stock trades on the NYSE under the symbol “OBDC.”
In general, we define “middle-market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $25 million and $500 million annually, and/or annual revenue of $125 million to $5 billion. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. The investment size will vary with the size of our capital base. As of December 31, 2025, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 92.9% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.01 billion and weighted average annual EBITDA of $236.7 million.
While we believe that current market conditions favor extending credit to middle-market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2025, based on fair value, our portfolio consisted of 73.1% first lien debt investments, 5.2% second-lien debt investments, 2.4% unsecured debt investments, 1.0% special financing debt investments, 2.5% joint ventures, 3.5% preferred equity investments, 3.9% common equity investments and 8.4% special financing equity investments. As of December 31, 2025, 96.4% of our debt investments based on fair value are floating rate in nature and subject to interest rate floors. As of December 31, 2025, we had investments in 234 portfolio companies, with an average investment size in each of our portfolio companies of approximately $70.4 million based on fair value.
We focus on investing in large-scale, market-leading companies that provide mission-critical solutions with high switching costs. As of December 31, 2025, our portfolio was invested across 30 different industries. The largest industry in our portfolio as of December 31, 2025 was internet software and services, which represented, 11.1% of our total portfolio, based on fair value.
We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our board of directors (the “Board”) in its sole discretion.
Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes.
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. To achieve our investment objective, we leverage Blue Owl’s relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.
We currently have in place a senior secured revolving credit facility and special purpose vehicle asset credit facilities, and in the future may enter into additional credit facilities. In addition, we have outstanding unsecured notes, which were issued in registered offerings and in the future may issue additional unsecured notes. We have also entered into term debt securitization transactions, also known as collateralized loan obligation transactions and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”
On January 13, 2025, we completed our acquisition of Blue Owl Capital Corporation III (“OBDE”) pursuant to the Agreement and Plan of Merger (the “OBDE Merger Agreement”) with OBDE, Cardinal Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“OBDE Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Diversified Credit Advisors LLC (“ODCA”), a Delaware limited liability company and investment adviser to OBDE. In accordance with the OBDE Merger Agreement, each outstanding share of OBDE common stock was converted into the right to receive 0.9779 shares of our common stock, par value $0.01 per share (with OBDE stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the OBDE Mergers, we issued an aggregate of approximately 120,630,330 shares of our common stock to former OBDE stockholders prior to any adjustment for OBDE stockholders receiving cash in lieu of fractional shares. See Note 13 – Merger with Blue Owl Capital Corporation III to our consolidated financial statements in this annual report on Form 10-K (“Annual Report”) for additional information.
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
The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl, which consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl's Credit platform which focuses on lending to primarily upper-middle-market companies, both private equity-sponsored and non-sponsored and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

As of December 31, 2025, the Blue Owl Credit Advisers managed $157.76 billion in assets under management (“AUM”) of which $115.01 billion was attributable to strategies within direct lending strategy which includes the following:
• Diversified Lending — The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies.
•Technology Lending — The technology lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology-related companies based primarily in the United States.
•First Lien Lending — The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to private equity sponsored, middle market businesses based primarily in the United States.
•Opportunistic Lending — The opportunistic lending strategy seeks to generate attractive, risk-adjusted returns by taking advantage of credit opportunities in U.S. middle market companies with liquidity needs and market leaders seeking to improve their balance sheets.
We refer to the Blue Owl BDCs and the private funds, interval fund and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending strategy, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (2) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (3) liquid credit, which focuses on the management of collateralized loan obligation vehicles (“CLOs”). Blue Owl’s Credit platform also includes other adjacent investment strategies (e.g., strategic equity assets and healthcare companies).
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. In order to address these conflicts, the Blue Owl Credit Advisers have put in place investment allocation policies that address the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.

Market Trends
We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.
Limited Availability of Capital for Middle-Market Companies — The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks — Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit — We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — We believe the directly negotiated nature of middle-market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle-market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.

Conservative Capital Structures — With more conservative capital structures, U.S. middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
Attractive Opportunities in Investments in Loans — We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.
Potential Competitive Advantages
We believe that the Adviser’s disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving our capital. We believe that we represent an attractive investment opportunity for the following reasons:
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure — The members of the Diversified Lending Investment Committee have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions, and workout restructuring. The members of the Diversified Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Diversified Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers’ needs.
Distinctive Origination Platform — To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes more than 130 investment professionals (over 40 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since the inception of the origination platform in April 2016, through December 31, 2025, the Adviser and its affiliates have reviewed over 11,130 opportunities and sourced potential investment opportunities from more than 840 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
Potential Long-Term Investment Horizon — We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments. We invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).
Defensive, Income-Orientated Investment Philosophy — The Adviser employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.

Active Portfolio Monitoring — The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. Although we may invest in “covenant-lite” loans, which generally do not have a complete set of financial maintenance covenants, we anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of these portfolio companies. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
Increasing Benefits of Scale — We believe the Adviser’s robust, scaled infrastructure and focus on direct lending provides us a competitive advantage which enables us to provide attractive solutions as a trusted partner and therefore continue to capture market share. Blue Owl’s differentiated approach and scaled platform allow us to capitalize on opportunities across the sizing spectrum—from bespoke financing solutions to traditional upper-middle-market loans and, increasingly, loans of $2.0 billion or more. Blue Owl’s Credit platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification. We believe our scale enables Blue Owl to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders.
Investment Selection
The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.
Established Companies with Positive Cash Flow — We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent, often contractual, cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser primarily focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
Strong Competitive Position in Industry — The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
Experienced Management Team — We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.
Diversified Customer and Supplier Base — We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Exit Strategy — While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.
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
Financial Sponsorship — We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.
Investments in Different Portfolio Companies and Industries — We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in stable, recession-resistant, strategically valuable industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 0.5-1.5% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
Investment Process Overview
Origination and Sourcing — The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.
Due Diligence Process — The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
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

Selective Investment Process — After an investment has been identified and preliminary diligence has been completed, a Diversified Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution — Approval of an investment requires the approval of a majority of the Diversified Lending Investment Committee. Once the Diversified Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. Additionally, a majority of the Diversified Lending Investment Committee may approve parameters or guidelines pursuant to which certain investment may be made or sold consistent with our investment objective.
Inclusion of Covenants — Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Portfolio Monitoring — The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
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
Debt Investments — The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2025, 50% of our first lien debt was comprised of unitranche loans.
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
Our debt investments may be structured as annualized recurring revenue (“ARR”) loans, which are loans made to a company that may not currently be EBITDA positive because they have strategically determined to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. Generally, our ARR loans are made to high growth technology companies with a stable base of existing customers, providing strong revenue visibility. We believe the recurring revenue market to be underserved and find that ARR loans often have attractive risk adjusted return profiles, in the form of pricing, credit documentation, and /or loan-to-values, relative to the broader market.
Equity Investments — Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies — We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
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

•Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”), a portfolio company formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets.
Joint Ventures — We may make equity investments in joint ventures. Our joint ventures include:
•Blue Owl Credit SLF LLC (“Credit SLF”) is a joint venture whose principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations.
•Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture that invests in equipment leases and loans.
Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities, including common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Consistent with our goal of capital preservation, we generally intend to invest in companies with loan-to-value ratios (e.g., the amount of outstanding debt as a percentage of the value of the company) of 50% or lower. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). To a lesser extent, we may make investments in syndicated loan opportunities for cash management purposes.
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
As of December 31, 2025 and 2024, we had investments in 234 and 227 portfolio companies, respectively, with an aggregate fair value of $16.47 billion and $13.19 billion, respectively. The table below presents our investments for the following periods:

	December 31, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$12,215,994	$12,048,934	$(167,060)	$9,988,330	$9,884,145	$(104,185)
Second-lien senior secured debt investments	975,790	848,575	(127,215)	877,564	706,800	(170,764)
Specialty finance debt investments	157,004	157,297	293	90,735	90,735	—
Unsecured debt investments	384,569	399,962	15,393	303,418	301,956	(1,462)
Preferred equity investments	592,714	568,977	(23,737)	371,003	366,973	(4,030)
Common equity investments	473,881	644,304	170,423	397,987	589,870	191,883
Specialty finance equity investments	1,195,614	1,386,739	191,125	846,930	958,590	111,660
Joint ventures	422,213	416,105	(6,108)	293,423	295,476	2,053
Total Investments	$16,417,779	$16,470,893	$53,114	$13,169,390	$13,194,545	$25,155

As of December 31, 2025 and 2024, we had outstanding commitments to fund unfunded investments totaling $1.67 billion and $1.44 billion, respectively.

For additional information about our investment portfolio refer to “Note 4 — Investments” to our consolidated financial statements included in this Annual Report.
Blue Owl Credit SLF LLC
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture. We, Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Credit Income Corp., (“OCIC”), Blue Owl Technology Finance Corp., (“OTF”), Blue Owl Technology Income Corp. (“OTIC”), and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for the Credit SLF Supplemental Financial Information.
Blue Owl Leasing LLC
On June 30, 2025, Blue Owl Leasing, a Delaware limited liability company, was formed as a joint venture between us, OBDC II, OCIC, OTF, OTIC, Blue Owl Alternative Credit Fund, and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in leases and loans. Investment decisions must be approved by the Blue Owl Leasing Members. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing.

Refer to Exhibit 99.3 for the Blue Owl Leasing Supplemental Financial Information.
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest received on our debt investments.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Effective June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target leverage ratio is 0.90x-1.25x. As of December 31, 2025 and 2024, our asset coverage was 178% and 178%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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
For additional information about our debt obligations see “Note 5 — Debt” in this Annual Report and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt.”
Distribution Policy
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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We have previously incurred, and can be expected to incur, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S federal income tax imposed at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under subchapter M of the Code or if we make investments through taxable subsidiaries.”
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
Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds and alternative asset managers. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
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
The Investment Advisory Agreement was approved by our Board on August 6, 2024 and by our shareholders on January 8, 2025 and became effective on January 12, 2025. On May 5, 2025, the Board approved the continuation of the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.
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
The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for prior periods; provided, however, that the calculation of realized capital gains, realized capital losses, and unrealized capital depreciation shall not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. For the sole purpose of calculating the capital gains incentive fee, the cost basis as of the Listing Date for all of our investments made prior to the Listing Date will be equal to the fair market value of such investments as of the last day of the quarter in which the Listing Date occurred; provided, however, that in no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
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
Board Approval of the Investment Advisory Agreement
On August 6, 2024, the Board held a meeting to consider and approve the Investment Advisory Agreement. On May 5, 2025, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. At each meeting, the Board was provided information it required to consider the Investment Advisory Agreement including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure. At the meeting on August 6, 2024, the Board also considered the changes to the Investment Advisory Agreement from the Previous Investment Advisory Agreement.
On May 5, 2025, based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, determined that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Previous Investment Advisory Agreement as being in the best interests of our shareholders.
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

The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 5, 2025. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
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
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administration Agreement). We also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and the Administration Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
•U.S. federal, state and local taxes;
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administration Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”
Sustainability
Our and the Adviser’s sustainability efforts seek to enable positive outcomes for our investors and the communities in which we operate. We believe our Adviser’s sustainability efforts reflect strong leadership and oversight by Blue Owl’s senior management and Blue Owl’s Board and Blue Owl’s commitment to its priority areas.
Additionally, to integrate responsible investing practices firmwide, Blue Owl has a Responsible Investing Working Group (the “RI WG”), a cross-functional group across investment platforms, strategies and relevant business units. The RI WG members are senior representatives of their respective teams and are responsible for coordinating responsible investing-related efforts within their business units, as well as providing insights as it relates to their professional roles. The RI WG is chaired by our Blue Owl’s Chief Operating Officer and its activities are managed by the Responsible Investing & ESG team.
Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG and responsible investing policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating business relevant ESG factors into its corporate and investment activities has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.

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
Belonging
The Adviser seeks to foster a culture that fuels its ability to deliver results through private markets, attract and retain top talent and build strong partnerships. The Adviser’s values—mutual respect, excellence, constructive dialogue and one team—form the foundation of a culture where its employees are empowered to reach their full potential.
The following initiatives help cultivate connection, opportunity and impact for the Adviser’s employees:
•Employee Resource Groups are open to all employees and aim to create an environment of belonging for all. These groups are employee-initiated and employee-led;
•Blue Owl Celebrates is a series that honors various heritage and affinity months throughout the year by highlighting dynamic guest speakers, small businesses and resources for learning and action;
•Blue Owl partners with industry organizations to offer its employees access to resources, memberships, events, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates; and
•Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl is committed to building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with one another and with the communities in which we live and work; and
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission—unlocking opportunity by powering access to college, to careers, and to capital—through strategic nonprofit partnerships.
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
In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders on our capital stock or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”

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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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

Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, certain former citizens or long-term residents of the United States, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
The discussion is based upon the Code, U.S. Department of Treasury (“Treasury”) regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change at any time, possibly retroactively, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impact shareholders. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate tax, U.S. state or local taxation or non-U.S. taxation. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income tax regardless of its source.
A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.
If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult his, her or its own tax advisers with respect to the U.S. federal income tax consequences of the purchase, ownership and disposition of such shares.
Tax matters are very complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to distribute sufficient income and capital gains to our shareholders in each taxable year in order to avoid imposition of this 4% U.S. federal excise tax, there can be no assurance that we will be successful in avoiding entirely the imposition of this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income derived from an interest in certain “qualified publicly traded partnerships” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the Annual Distribution Requirement. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
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
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement
Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.
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
If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we will be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
We make available free of charge on our website (www.blueowlcapitalcorporation.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to these reports. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
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
We are subject to risks related to macroeconomic factors.
•Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
•Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
•Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
We are subject to risks related to our business and operations.
•The lack of liquidity in our investments may adversely affect our business.
•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
•Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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

•Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
•Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
•We are subject to risks in using custodians, counterparties, administrators and other agents.
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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.
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
•We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
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
Macroeconomic Factors
Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
Our business, financial conditions and results of operations may be affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics.
Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate. These factors are outside of our control and may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as continued political and social unrest in Venezuela, the Middle East and regions of North Africa. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Due to interrelationships within the global financial markets, our business may be adversely affected by such issues both within and outside of the directly affected regions.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, the companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable us. Negative financial results in our portfolio companies could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have been impacted by inflation. Uncertain market conditions caused by increased inflation or other conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors. In addition, unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable.
Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. In addition, lower interest rates may increase prepayment risk for our portfolio company investments with higher interest rates. The Federal Reserve decreased the federal funds rate three times in 2025. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
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
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%. On June 8, 2020, our shareholders, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective June 9, 2020, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%, and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-30.3%	-18.7%	-7.0%	4.6%	16.2%
_______________
(1)Assumes, as of December 31, 2025, (i) $17.19 billion in total assets, (ii) $9.39 billion in outstanding indebtedness, (iii) $7.40 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs and marking to market value on fair value of interest rate swaps, of 5.63%.
See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between July 2026 and April 2038. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “—Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”
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

Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. Any failure to find, hire, train, supervise and manage new investment professionals could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform (including Blue Owl's alternative credit products), the private funds managed by Blue Owl’s GP Strategic Capital platform, the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
Numerous factors increase our competitive risks, including, but not limited to:
•Some of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Some of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
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
Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. Malicious cyber activity involving ransomware, extortion, business email compromise, social engineering and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new AI technologies, which are able to identify and target new vulnerabilities in information technology systems. As a result, we may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which, despite implementation of a variety of security measures, are vulnerable to security breaches and cyber-attacks. A cyber-attack is considered to be an intentional attack or an unintentional event or series of events and involves gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption or otherwise compromising the confidentiality, integrity or availability of our systems or infrastructure. Some factors that could create a heightened risk of a cyber incident include the use of remote work tools and/or third-party service providers, including cloud-based service providers. In addition, we may be the target of social engineering, fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. In addition to cyber-related threats, our and our affiliates’ information systems and those of our third-party service providers may be subject to failures or interruptions arising from other causes beyond our control, including sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes or hurricanes, disease pandemics, social unrest and geopolitical events including wars and acts of terrorism. Any such events could materially disrupt our operations and adversely affect our business and financial results. The result of any cyber-attack may include disrupted operations, including in our, our affiliates’, our investors’, our counterparties’, or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer.
The rapid evolution and increased availability of artificial intelligence and machine learning technologies (collectively, “AI technologies”) may also intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. For example, threat actors could impersonate Blue Owl or its employees, including through the use of AI technologies. Such technologies make such impersonation more likely to occur or appear more credible.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, including increased risks resulting from remote work. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. Outages of and interruptions to third-party software vendors’ services, including as a result of the termination of an agreement with a third-party service provider, have previously resulted in and could in the future result in temporary disruptions to our and our affiliates’ normal operations. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-attack, do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-attack techniques change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources.

Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personally identifiable information of our clients and others and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. Our products may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of personally identifiable, proprietary business data or other sensitive information, by third parties, as a result of the negligence or malfeasance of third party service providers that have access to such confidential information or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
Recent technological advances in AI technologies, as well as the rapid growth and widespread use thereof, present risks to our business, products, portfolio companies and investments. AI technologies may result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render our Adviser’s underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. To the extent our competitors make more efficient or extensive use of AI technologies, there is a possibility that such competitors will gain a competitive advantage. Many jurisdictions have passed or are considering laws and regulations concerning AI technologies, which could adversely affect our business, products, portfolio companies and investments. Additionally, we and the companies in which we invest could be further exposed to the risks of AI technologies if third-party service providers or any counterparties, whether or not known to us, use AI technologies in their business activities. We will not be able to control the use of AI technologies in third-party products or services, including those provided by our and our affiliates’ service providers. Additionally, the Adviser expects to use AI technologies in connection with its business activities, including to support our due diligence and investment activities. AI technologies are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to review all data upon which AI technologies are trained or which are otherwise utilized. AI technologies are also highly reliant on the accuracy, adequacy, completeness and objectivity of their underlying data, and any inaccuracies, deficiencies, errors or biases in this data could lead to errors affecting our decision-making and investment processes, which could have adverse impacts on us and our portfolio companies.
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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. In May 2024, the SEC adopted amendments to Regulation S-P that require covered institutions, such as investment companies, to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information. The amendments also require that the response program include procedures for, with certain limited exceptions, covered institutions to provide notice to individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The amendments took effect on August 2, 2024, and had a compliance deadline of December 3, 2025 for large entities. We also face and expect to continue to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.

Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Data Protection Legislation could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”).
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws where such laws focus on privacy as an individual right in general. Further, the Company’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. For example, the SEC’s most recent amendments to Regulation S-P require notification of affected customers no later than 30 days after becoming aware of a security incident that compromises their sensitive customer information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors, regulators and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance, regulators and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fails, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources on and place continued importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, has also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”). Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the countries in which our Adviser operates and invests, as well as in the states and localities where our Adviser serves public sector clients. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. Several states, the executive branch, federal agencies and Congress have enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, issued related legal opinions and engaged in related investigations and litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations, cash flows, or the price of our common stock. Further, asset managers have been subject to scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2025. Additionally, in January 2025, the current U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders have resulted in compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to additional compliance obligations, the risk of litigation, investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in us.
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
For example, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, (Climate Corporate Data Accountability Act, or “SB 253”), and issue public reports on their climate-related financial risk and related mitigation measures (Climate-Related Financial Risk Act, or “SB 261”) and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. Pending litigation against SB 253 and SB 261 creates ongoing uncertainty around the enforceability of related disclosure obligations and may result in additional compliance burdens, increased legal and compliance costs, and enhanced disclosure obligations. From a European perspective, the European Union has in place regulation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment and amending the SFDR. In November 2025, the European Commission published a draft legislative proposal to revise SFDR to introduce, among others, new categories for sustainability-related financial products with related criteria that are required to be met for each category. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.

There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is also a risk that market expectations in relation to the SFDR categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
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
As a result of these and other legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
We may be the target of litigation or similar proceedings in the future and we are subject to public perception risks.
We could generally be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders. Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, in recent periods, there has been increased negative publicity with respect to the private credit industry, which could in the future harm our reputation.
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
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest
Additionally, because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain of which may have investment objectives that overlap with ours. As a result, conflicts may arise with respect to the allocation of investment opportunities among those products. For example, the Adviser is permitted to allocate an investment to a number of products across its platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. These conflicts include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us. In addition, investments by more than one Blue Owl product in a portfolio company also have the potential to raise the risk of using assets of one Blue Owl product to support positions taken by another.
To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policies, taking into account such factors as differences with respect to available capital; the current or anticipated size of a product; minimum investment amounts; the remaining life of a product; differences in investment objectives, guidelines or strategies; diversification; portfolio construction considerations; liquidity needs; legal, tax and regulatory requirements and other considerations deemed relevant to the Adviser and in accordance with its policies and procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. The interests of Blue Owl Clients invested in different levels of the capital structure of a portfolio company may not always be aligned and actions taken for one Blue Owl Client may be adverse to one or more other products, which may give rise to conflicts of interest. The interests of these different Blue Owl Clients may diverge significantly particularly in the case of financial distress of the portfolio company. For example, in a bankruptcy proceeding or out-of-court restructuring, the interests of a Blue Owl Client owning equity or subordinated debt securities may be subordinated or otherwise adversely affected by virtue of a different Blue Owl Client's actions in respect of its own interests as a senior debt holder. While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated and other investment related expenses may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
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
We rely on an order for exemptive relief (the “Order”) from the SEC, to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in U.S. federal income tax imposed at corporate rates on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.
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
For any such investments, the optimization of the joint venture may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such joint ventures.

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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they generally:
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
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. The Federal Reserve decreased the federal funds rate three times in 2025. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. On the other hand, increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, higher interest rate loans may be less liquid as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Conversely, in periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, resulting in an increase to our net investment income. In addition, in periods of elevated interest rates, our cost of funds increases, which tends to reduce our net investment income. We can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the 2027 Notes, the 2029 Notes and the 2030 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heightened risk in the event that the counterparty defaults on its obligations to us.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2025, our investments in internet software and services represented 11.1% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2025, our investments in healthcare providers and services represented 9.0% of our portfolio at fair value. The U.S. healthcare industry is heavily regulated and our investments in healthcare providers and services are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.

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
While the United States has withdrawn from the Paris Agreement, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks,

(including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Risks Related to an Investment in Our Common Stock
The market value of our common stock may fluctuate significantly.
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
•adverse publicity about the investment management industry generally or individual scandals specifically;
•a breach of our computer systems, software or networks, or misappropriation of our proprietary information;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
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
Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your adjusted tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.
We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your adjusted tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

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
Our Board has approved a share repurchase program for us to repurchase shares of our common stock and may approve additional share repurchase programs in the future. On November 4, 2025, our Board approved the 2025 Stock Repurchase Program under which we may repurchase up to $200 million of our outstanding common stock. Under the 2025 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the 2025 Stock Repurchase Program will terminate on May 4, 2027.
The 2025 Stock Repurchase Program is discretionary and whether purchases will be made under the 2025 Stock Repurchase Program and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities and activities under any future stock repurchase programs may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the 2025 Stock Repurchase Program could affect the price of our common stock and increase its volatility. The existence of the 2025 Stock Repurchase Program and any future stock repurchase programs could also cause the price of our common stock to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although the 2025 Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the 2025 Stock Repurchase Program’s effectiveness.
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
The optional redemption provision may materially adversely affect a noteholders return on the unsecured notes.
The unsecured notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the unsecured notes at times when prevailing interest rates are lower than the interest rate paid on the unsecured notes. In this circumstance, a noteholder may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the unsecured notes being redeemed.
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
If an active trading market does not develop for the unsecured notes, noteholders may not be able to resell them.
We do not intend to apply for listing of the unsecured notes on any securities exchange or for quotation of the unsecured notes on any automated dealer quotation system. If no active trading market develops, noteholders may not be able to resell the unsecured notes at their fair market value or at all. If the unsecured notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure noteholders that a liquid trading market will develop for the unsecured notes, that noteholders will be able to sell the unsecured notes at a particular time or that the price noteholders receive when they sell will be favorable. To the extent an active trading market does not develop for the unsecured notes, the liquidity and trading price for the unsecured notes may be harmed. Accordingly, noteholders may be required to bear the financial risk of an investment in the unsecured notes for an indefinite period of time.
Risks Related to U.S. Federal Income Tax
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. For example, on July 4, 2025, the United States enacted “An Act to Provide for reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. The Act did not have a material impact on our consolidated financial statements. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” (as that term is defined in the Code) or other income derived from the business of investing in stock or securities.
In addition, we are required to satisfy certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy these requirement (1) at least 50% of the value of our assets must consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and(2) no more than 25% of the value of our assets may be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as that term is defined in the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason, and certain cure provisions are not applicable, we would be subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). We would not be able to deduct distributions to our shareholders, nor would they be required to be made. The resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through subsidiaries that are classified as corporations for U.S. federal income tax purposes, and the net taxable income of these subsidiaries will be subject to U.S. federal income and state and local taxes imposed at corporate rates. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay U.S. federal income or excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
General Risk Factors
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the current U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, AI technologies, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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
Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain countries, territories, industry sectors, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become the subject of such actual or threatened enforcement. Sanctions laws and regulations enforced by other countries may conflict with U.S. law such that compliance with both becomes difficult or even impossible.
Additionally, Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by OFAC during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates, may have from time to time publicly filed and/or provided to us such disclosures. We do not independently verify or participate in the preparation of these disclosures. We are required, either periodically or annually to separately file with the SEC a notice when such activities have been disclosed, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties.
Failure to comply with anti-corruption laws or with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
We and the Adviser are committed to complying with all applicable anti-corruption and anti-bribery laws. As a result, the Adviser may forgo investment opportunities because of our unwillingness to participate in transactions that may expose us to risks under applicable anti-corruption and anti-bribery laws. Law enforcement agencies in the European Union, the United Kingdom, the United States and elsewhere devote significant resources to enforcement of anti-corruption and anti-bribery laws and regulations. Any failure to comply with anti-corruption and anti-bribery laws and regulations could have serious legal, financial and reputational consequences, including operational disruptions and significant financial penalties.
As part of our responsibility for the prevention of money laundering under applicable laws, we may require detailed verification of a prospective investor’s identity and the source of such prospective investor’s funds. We may from time to time request additional information as may be required for us to satisfy our obligations under these and other laws that may be adopted in the future. Additionally, we may from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of our investors and suspicious activities involving investments in us. In the event it is determined that any investor, or any direct or indirect owner of any investor, is a person identified in any of these laws as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws, we may be obligated, among other actions to be taken, to withhold distributions of any funds otherwise owing to such investor or to cause such investor’s interests to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those interests).
The Bank Secrecy Act of 1970 and the USA PATRIOT Act require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. These implementing regulations were amended to include registered investment advisers within scope of financial institutions that will be obliged to adopt stand-alone anti-money laundering programs, though the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) has postponed the effective date of the amendment to January 1, 2028 and announced its intention to revisit the scope and applicability of the amendment to certain asset managers at a future date. Laws or regulations may presently or in the future require us, any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our products’ investors, to share information with governmental authorities with respect to our products’ investors or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions.

Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers. The current administration and the current leadership of the SEC have indicated that they intend to not adopt certain proposals or modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to sustainability investing and cybersecurity. This enforcement activity and the evolving regulatory landscape have caused, and could further cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
The SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ adherence to fiduciary standards of conduct and effectiveness of advisers’ compliance programs, as well as specific priority areas for advisers to private funds, including disclosure of conflicts of interests and risks, and adequacy of policies and procedures; and advisory of alternative investment strategies or complex investment products. The SEC also highlighted its focus on investment advisers that are dually registered as broker-dealers and compliance with newly adopted SEC rules, including Regulations S-ID and S-P. Many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements, and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has previously highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
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
Credit funds have been the subject of increasing regulatory focus at international and regional levels. To the extent that we are engaged in lending activity, we may be subject to restrictions on our activities and be obliged to comply with regulatory reporting and disclosure requirements. The International Organization of Securities Commissions (“IOSCO”) and the Financial Stability Board (“FSB”) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
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
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information through its systems and infrastructure, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.
Blue Owl’s cybersecurity program is periodically reviewed by third parties, including benchmarking to best practices and industry frameworks to help Blue Owl identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually. Blue Owl conducts regular phishing tests and provides additional training as appropriate. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.

Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Global Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl's management, Blue Owl's Audit Committee or Blue Owl's Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate.
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
Blue Owl’s Global Chief Compliance Officer updates our Board quarterly on actions taken by the C-ROC and Blue Owl’s Chief Technology Officer annually reports to our Board on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include as appropriate updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2025, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “ITEM 1A. Risk Factors - “Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
Our common stock is traded on the NYSE under the symbol “OBDC.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. RISK FACTORS — Risks Related to an Investment in Our Common Stock —The market value of our common stock may fluctuate significantly.” On February 11, 2026, the last reported closing sales price of our common stock on the NYSE was $11.95 per share, which represented a discount of approximately 19.3% to net asset value per share reported by us as of December 31, 2025.
Holders
As of February 11, 2026, there were approximately 25 holders of record of our common stock (including Cede & Co.).
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
We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.”
For the year ended December 31, 2025, we recorded expenses of $12.0 million for U.S. federal and state income tax, including excise tax.
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by the Board in its discretion.
On February 18, 2026, the Board declared a first quarter dividend of $0.37 per share for stockholders of record as of March 31, 2026, payable on or before April 15, 2026.
The following tables present the dividends declared for the following periods:

Date Declared	For the Year Ended December 31, 2025
	Record Date	Payment Date	Distribution per Share
November 4, 2025	December 31, 2025	January 15, 2026	$0.37
August 5, 2025	September 30, 2025	October 15, 2025	0.37
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	0.02
May 6, 2025	June 30, 2025	July 15, 2025	0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	0.01
February 18, 2025	March 31, 2025	April 15, 2025	0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	0.05
Total Distributions Declared			$1.56

Date Declared	For the Year Ended December 31, 2024
	Record Date	Payment Date	Distribution per Share
November 5, 2024	December 31, 2024	January 15, 2025	$0.37
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	0.05
August 6, 2024	September 30, 2024	October 15, 2024	0.37
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	0.06
May 7, 2024	June 28, 2024	July 15, 2024	0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	0.05
February 21, 2024	March 29, 2024	April 15, 2024	0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	0.08
Total Distributions Declared			$1.72
Total distributions declared of $793.0 million resulted in a taxable dividend amount of $793.0 million that consisted entirely of $793.0 million of ordinary income for the year ending December 31, 2025. For the year ended December 31, 2025, 85.7% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
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
The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the following periods:

Date Declared	Record Date	Payment Date	Shares
August 5, 2025	September 30, 2025	October 15, 2025	1,115,307	(1)
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	51,572	(1)
May 6, 2025	June 30, 2025	July 15, 2025	856,538	(1)
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
________________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

Date Declared	Record Date	Payment Date	Shares
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	52,556	(1)
August 6, 2024	September 30, 2024	October 15, 2024	427,571	(1)
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
________________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
2024 Stock Repurchase Program
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. On November 6, 2025, the 2024 Stock Repurchase Program ended in accordance with its terms. There were no repurchases under the 2024 Stock Repurchase Program during the period ended December 31, 2025.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company may repurchase up to $200.0 million of the Company’s common stock. Under the 2025 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date it was approved
In the year ended December 31, 2025, we had the following repurchase activity:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2025 to November 30, 2025	6,329,465	$12.55	$79,449	$120,551
December 1, 2025 to December 31, 2025	5,270,273	$13.05	$68,751	$51,800
	11,599,738		$148,200
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “OBDC.” Our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.”

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter for the fiscal years ended December 31, 2025 and 2024. On February 11, 2026, the last reported closing sales price of our common stock on the NYSE was $11.95 per share, which represented a discount of approximately 19.3% to the net asset value per share reported by us as of December 31, 2025.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2025
First Quarter	$15.14	$15.64	$14.08	3.3%	-7.0%	$0.42
Second Quarter	$15.03	$14.80	$12.48	-1.5%	-17.0%	$0.38
Third Quarter	$14.89	$15.10	$12.77	1.4%	-14.2%	$0.39
Fourth Quarter	$14.81	$13.48	$11.75	-9.0%	-20.7%	$0.37
Year Ended December 31, 2024
First Quarter	$15.47	$15.53	$14.53	0.4%	-6.1%	$0.45
Second Quarter	$15.36	$16.86	$15.28	9.8%	-0.5%	$0.42
Third Quarter	$15.28	$15.68	$14.29	2.6%	-6.5%	$0.43
Fourth Quarter	$15.26	$15.49	$14.40	1.5%	-5.6%	$0.42
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
(3)Represents the total dividend or distribution declared in the relevant quarter, inclusive of a supplemental dividend, if any. For additional details, refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Annual Report.
Stock Performance Graph
This graph compares the stockholder return on our common stock from July 18, 2019 (the date our common stock commenced trading on the NYSE) to December 31, 2025, with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Standard & Poor’s LSTA Leveraged Loan Stock Index. This graph assumes that on July 18, 2019, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

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
Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2025	$1,012.0	$1,778	—	N/A
December 31, 2024	$292.3	$1,778	—	N/A
December 31, 2023	$419.0	$1,830	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2025	$161.7	$1,778	—	N/A
December 31, 2024	$300.0	$1,778	—	N/A
December 31, 2023	$250.0	$1,830	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
SPV Asset Facility V
December 31, 2025	$384.0	$1,778	—	N/A
SPV Asset Facility VI
December 31, 2025	$300.0	$1,778	—	N/A
SPV Asset Facility VII

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2025	$210.0	$1,778	—	N/A
CLO I
December 31, 2025	$390.0	$1,778	—	N/A
December 31, 2024	$390.0	$1,778	—	N/A
December 31, 2023	$276.6	$1,830	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II(15)
December 31, 2025	$—	$1,778	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
December 31, 2025	$260.0	$1,778	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
December 31, 2025	$275.5	$1,778	—	N/A
December 31, 2024	$292.5	$1,778	—	N/A
December 31, 2023	$292.5	$1,830	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
December 31, 2025	$509.6	$1,778	—	N/A
December 31, 2024	$509.6	$1,778	—	N/A
December 31, 2023	$509.6	$1,830	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI(10)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
December 31, 2025	$330.5	$1,778	—	N/A
December 31, 2024	$239.2	$1,778	—	N/A
December 31, 2023	$239.2	$1,830	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
December 31, 2025	$272.0	$1,778	—	N/A
December 31, 2024	$260.0	$1,778	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
CLO XIV
December 31, 2025	$260.0	$1,778	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes(11)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$400.0	$1,830	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	N/A
December 31, 2020	$400.0	$2,060	—	N/A
December 31, 2019	$400.0	$2,926	—	N/A
2025 Notes(12)
December 31, 2025	$—	$1,778	—	N/A
December 31, 2024	$425.0	$1,778	—	N/A
December 31, 2023	$425.0	$1,830	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	N/A
December 31, 2020	$425.0	$2,060	—	N/A
December 31, 2019	$425.0	$2,926	—	N/A
July 2025 Notes(14)
December 31, 2025	$—	$1,778	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	$500.0	$1,820	—	N/A
December 31, 2020	$500.0	$2,060	—	N/A
July 2025 Notes II(13)
December 31, 2025	$—	$1,778	—	N/A
2026 Notes
December 31, 2025	$500.0	$1,778	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
December 31, 2020	$500.0	$2,060	—	N/A
July 2026 Notes
December 31, 2025	$1,000.0	$1,778	—	N/A
December 31, 2024	$1,000.0	$1,778	—	N/A
December 31, 2023	$1,000.0	$1,830	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	N/A
December 31, 2020	$1,000.0	$2,060	—	N/A
2027 Notes
December 31, 2025	$500.0	$1,778	—	N/A
December 31, 2024	$500.0	$1,778	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	N/A
April 2027 Notes
December 31, 2025	$325.0	$1,778	—	N/A
July 2027 Notes
December 31, 2025	$250.0	$1,778	—	N/A
2028 Notes
December 31, 2025	$850.0	$1,778	—	N/A
December 31, 2024	$850.0	$1,778	—	N/A
December 31, 2023	$850.0	$1,830	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	N/A
June 2028 Notes
December 31, 2025	$100.0	$1,778	—	N/A
2029 Notes
December 31, 2025	$1,000.0	$1,778	—	N/A
December 31, 2024	$1,000.0	$1,778	—	N/A
2030 Notes
December 31, 2025	$500.0	$1,778	—	N/A
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

(4)Not applicable, as such senior securities are not registered for public trading on a stock exchange.
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

Shareholder transaction expenses:
Sales load	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fee payable under the Investment Advisory Agreement	3.2%	(4)
Incentive fee payable under the Investment Advisory Agreement	1.8%	(5)
Interest payments on borrowed funds	7.2%	(6)
Other expenses	0.4%	(7)
Acquired fund fees and expenses	0.7%	(9)
Total Annual Expenses	13.3%	(8)(10)
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
(4)The Management Fee is 1.50% of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters; provided, however, the Management Fee is 1.00% of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Section 18 and 61 of the 1940 Act. See “Item 1. Business —Investment Advisory Agreement.” The Management Fee reflected in the table is calculated by determining the ratio that the Management Fee bears to our net assets attributable to common stock (rather than our gross assets).
(5)The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains. For more detailed information about the Incentive Fee, see “Item 1. Business —Investment Advisory Agreement.”
(6)The figure in the table represents our interest expenses based on our actual interest and credit facility expenses incurred for the year ended December 31, 2025, which includes the impact of interest rate swaps. During the year ended December 31, 2025, our average borrowings outstanding were $9.89 billion and our interest expense incurred was $0.60 billion. We had outstanding borrowings of approximately $9.39 billion as of December 31, 2025. Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Revolving Credit Facility, our SPV Asset Facilities, unsecured notes and CLOs. The assumed weighted average interest rate on our total debt outstanding was 5.6%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. We based these expenses on estimated amounts for the current fiscal year.
(8)Estimated.
(9)Our shareholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”). This amount includes the estimated annual fees and expenses of Credit SLF and Blue Owl Leasing as of December 31, 2025.
(10)This table reflects all of the fees and expenses borne by us with respect to the CLO I Transaction, the CLO II Transaction, the CLO III Transaction, the CLO IV Transaction, the CLO V Transaction, the CLO VI Transaction, the CLO VII Transaction, the CLO X Transaction and the CLO XIV Transaction but does not include fees payable to but waived by the Adviser for serving as collateral manager to the CLO Issuers.
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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$126	$372	$609	$1,168
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
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Capital Corporation (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 15, 2015. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Within this space, we predominantly focus on investing in institutionally-backed, upper middle market businesses, which we categorize as those generating greater than $50 million of EBITDA annually. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We are managed by Blue Owl Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
Since July 6, 2023, our common stock trades on the NYSE under the symbol “OBDC.”
The Adviser also serves as investment adviser to OBDC II and OCIC.

Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle-market companies, both private equity-sponsored and non-sponsored, and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of December 31, 2025, the Adviser and its affiliates had $157.76 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invests with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
The Blue Owl Credit Advisers’ investment allocation policies seek to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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

We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least the sum of (i) 90% of our investment company taxable income and (ii) 90% of our tax-exempt interest for that taxable year.
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

Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2025, our Adviser and its affiliates have originated $187.04 billion aggregate principal amount of investments, of which $182.92 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities which we may hold directly or through specialty purpose vehicles and joint ventures. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including “covenant light” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlement, royalty interests and equipment finance.
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
As of December 31, 2025, our average debt investment size in each of our portfolio companies was approximately $64.7 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of December 31, 2025, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 92.9% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.01 billion, weighted average annual EBITDA of $237 million, an average interest coverage of 1.9x and an average net loan-to value of 42%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2025, 96.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
•U.S. federal, state and local taxes;
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated loan and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.
Conservative Capital Structures. With more conservative capital structures, U.S. middle market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.
Portfolio and Investment Activity
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
In spite of recent elevated volatility, during the fourth quarter of 2025, global equity and debt markets saw appreciation, with U.S. equity indices reaching new all-time highs while credit spreads remained relatively tight. The 10-year Treasury yield ended the quarter approximately flat quarter over quarter and down approximately 40 basis points from the beginning of the year, and the Federal Reserve cut the federal funds rate by an additional 50 basis points during the fourth quarter following a 25 basis point cut in September 2025.
Our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers; however, we have also used capital to intentionally reduce leverage and fund share repurchases and therefore have ample dry powder. Consistent with our last several quarters, a substantial portion of our financings are with existing borrowers, with approximately 60% coming from large, incumbent borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio.
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
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. Our approach focuses on large-scale, market-leading companies that provide mission-critical solutions with high switching costs, which we believe makes our software portfolio defensible. In the quarter ended December 31, 2025, borrowers in our software portfolio saw revenue and EBITDA growth of 10% and 16% respectively. We also believe our healthcare investment portfolio is well-positioned, with an emphasis on large, market-leading businesses and low loan-to-values, and healthcare investments delivering 11% revenue growth and 10% EBITDA growth on average over the past year.
We have also leveraged Blue Owl’s expanded capabilities in alternative and asset-based credit, as well as digital infrastructure, to access attractive risk-adjusted opportunities and adding accretive, non-correlated returns.
Generally, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio and our current portfolio is highly diversified with an average investment size of less than 0.5% and our top ten investments representing less than 25% of the total portfolio.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $237 million (up from approximately $115 million in 2021) and average revenue of approximately $1.01 billion (up from approximately $500 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
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
Although we marked down some of the positions on our watch list, across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, such as lower base rates and tighter credit spreads, which could have a negative impact on our future results.

We also continue to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We continue to invest in Credit SLF, Blue Owl Leasing and specialty financing portfolio companies, including Wingspire, Fifth Season, LSI Financing DAC, LSI Financing LLC, Amergin AssetCo and BOCSO. See “Specialty Financing Portfolio Companies and Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. We view these companies as a complement to our lending strategy and expect them to help offset rate and spread volatility and support net asset value growth. These companies have strong underlying diversification and generate predictable income streams.
Subsequent to year-end, we entered into six separate loan sale agreements to sell a portion of our portfolio company investments having an aggregate fair value of $400.0 million. See “Recent Developments – Asset Sale.” This transaction will reduce our leverage by approximately 0.05x and position us to continue to deploy capital into new investments with favorable risk-adjusted returns.
As of December 31, 2025, based on fair value, our portfolio consisted of 73.1% first lien senior secured debt investments (of which 50% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.2% second lien senior secured debt investments, 2.4% unsecured debt investments, 1.0% specialty finance debt investments, 3.5% preferred equity investments, 3.9% common equity investments, 8.4% specialty finance equity investments and 2.5% joint ventures.
As of December 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.5% and 9.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.0% and 10.1%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of December 31, 2025, the weighted average spread of total floating rate debt investments was 5.7%.
As of December 31, 2025, we had investments in 234 portfolio companies with an aggregate fair value of $16.47 billion. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2025, we had net leverage of 1.19x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Years Ended December 31,
($ in thousands)	2025	2024
New investment commitments:
Gross originations	$4,317,221	$7,384,171
Less: Sell downs	(19,210)	(53,334)
Total new investment commitments	$4,298,011	$7,330,837
Principal amount of new investments funded:
First-lien senior secured debt investments	$2,464,488	$5,080,186
Second-lien senior secured debt investments	205,340	30,000
Unsecured debt investments	60,502	132,135
Specialty finance debt investments	48,472	22,078
Preferred equity investments	57,399	2,347
Common equity investments	50,992	880
Specialty finance equity investments	289,253	324,121
Joint venture investments	126,433	337,596
Total principal amount of new investments funded	$3,302,879	$5,929,343

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$726,965	$—

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(4,417,287)	$(3,573,559)
Second-lien senior secured debt investments	(371,534)	(1,026,330)
Unsecured debt investments	(89,414)	(152,427)
Specialty finance debt investments	—	(3,611)
Preferred equity investments	(24,646)	(48,960)
Common equity investments	(143,731)	(3,175)
Specialty finance equity investments	(142,365)	(82,709)
Joint venture investments	—	(191,151)
Total principal amount of investments sold or repaid	$(5,188,977)	$(5,081,922)

Number of new investment commitments in new portfolio companies(2)	43	93
Average new investment commitment amount in new portfolio companies	54,812	56,012
Weighted average term for new investment commitments (in years)	5.9	5.4
Percentage of new debt investment commitments at floating rates	95.9%	98.1%
Percentage of new debt investment commitments at fixed rates	4.1%	1.9%
Weighted average interest rate of new investment commitments(3)	8.8%	9.7%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.1%	5.3%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.65% and 4.31% as of December 31, 2025 and 2024, respectively.

The table below presents our investments as of the following periods:

	As of December 31, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$12,215,994	$12,048,934	$9,988,330	$9,884,145
Second-lien senior secured debt investments	975,790	848,575	877,564	706,800
Unsecured debt investments	384,569	399,962	303,418	301,956
Specialty finance debt investments	157,004	157,297	90,735	90,735
Preferred equity investments	592,714	568,977	371,003	366,973
Common equity investments	473,881	644,304	397,987	589,870
Specialty finance equity investments	1,195,614	1,386,739	846,930	958,590
Joint ventures	422,213	416,105	293,423	295,476
Total Investments	$16,417,779	$16,470,893	$13,169,390	$13,194,545
_______________
(1)We consider 50% and 51% of first-lien senior secured debt investments to be unitranche loans as of December 31, 2025 and 2024, respectively.
The table below presents investments by industry composition based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Advertising and media	2.4%	2.8%
Aerospace and defense	1.4	2.4
Asset based lending and fund finance(1)	6.5	5.9
Automotive services	3.3	2.1
Buildings and real estate	4.6	3.9
Business services	2.7	4.7
Chemicals	3.3	3.1
Consumer products	2.3	3.6
Containers and packaging	2.8	1.4
Distribution	1.3	2.5
Education	0.3	0.4
Energy equipment and services	0.5	0.4
Financial services	3.8	3.5
Food and beverage	5.0	7.3
Healthcare equipment and services	4.4	3.7
Healthcare providers and services	9.0	6.3
Healthcare technology	6.3	6.2
Household products	1.7	1.7
Human resource support services	2.0	1.4
Infrastructure and environmental services	2.3	2.0
Insurance(3)	6.3	7.6
Internet software and services	11.1	10.5
Joint ventures(2)	2.5	2.2
Leisure and entertainment	2.0	1.8
Manufacturing	5.3	5.9
Pharmaceuticals(4)	1.3	1.2
Professional services	2.9	2.6
Specialty retail	2.1	2.2
Telecommunications	0.1	0.1
Transportation	0.5	0.6
Total	100.0%	100.0%
_______________
(1)Includes investments in Wingspire, BOCSO and Amergin AssetCo.
(2)Includes investment in Credit SLF and Blue Owl Leasing.

(3)Includes investment in Fifth Season.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
United States:
Midwest	20.6%	19.7%
Northeast	21.2	18.6
South	36.8	34.1
West	14.8	20.0
International	6.6	7.6
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Weighted average total yield of portfolio(1)	9.5%	10.4%
Weighted average total yield of debt and income producing securities(1)	10.0%	11.1%
Weighted average interest rate of debt securities	9.6%	10.5%
Weighted average spread over base rate of all floating rate debt investments	5.7%	6.0%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of December 31, 2025, only nine of our portfolio companies are on non-accrual, which represents 1.14% of our portfolio at fair value. Our annual net gain/loss ratio is approximately (0.29)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of December 31, 2025		As of December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio(1)	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,358,369	8.2%	$762,081	5.8%
2	13,595,328	82.5	11,142,304	84.5
3	1,285,575	7.8	1,110,470	8.4
4	122,826	0.7	162,207	1.2
5	108,795	0.7	17,483	0.1
Total	$16,470,893	100.0%	$13,194,545	100.0%
________________
(1) Totals presented may not sum due to rounding.
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of December 31, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$13,357,484	97.3%	$11,014,410	97.8%
Non-accrual	375,873	2.7	245,679	2.2
Total	$13,733,357	100.0%	$11,260,089	100.0%
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
Portfolio Companies
The following table sets forth certain information regarding each of the portfolio companies in which we had a debt or equity investment as of December 31, 2025. We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies’ board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments. As of December 31, 2025, other than Credit SLF, Wingspire, Swipe Acquisition Corp. (dba PLI), PS Operating Company LLC (fka QC Supply, LLC), Eagle Infrastructure Super LLC, Walker Edison Furniture Company LLC, Fifth Season and Amergin AssetCo, we did not “control” any of our portfolio companies, and, other than BOCSO, Blue Owl Leasing LLC, LSI Financing DAC, LSI Financing LLC, Ideal Image Development, LLC and Pluralsight, LLC., we were not an “affiliate” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would “control” a portfolio company if we owned 25.0% or more of its voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) and would be an “affiliate” of a portfolio company if we owned five percent or more of its voting securities.

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC—1100 Highland Drive, Boca Raton, Florida, 33487	Asset based lending and fund finance	Specialty finance equity investment	N/A			N/A	46.7%	30,937	$31,431	$40,556
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(6)—1100 Highland Drive, Boca Raton, Florida, 33487	Asset based lending and fund finance	Specialty finance debt investment	N/A		12.00%	7/2030		68,514	68,385	68,514
AAM Series 2.1 Aviation Feeder, LLC(6)—1100 Highland Drive, Boca Raton, Florida, 33487	Asset based lending and fund finance	Specialty finance debt investment	N/A		12.00%	11/2030		88,783	88,619	88,783
AAM Series 2.1 Aviation Feeder, LLC—1100 Highland Drive, Boca Raton, Florida, 33487	Asset based lending and fund finance	Specialty finance equity investment	N/A			N/A	46.7%	34,308	35,325	54,374
ABB/Con-cise Optical Group LLC(9)—12301 Northwest 39th Street, Coral Springs, FL, 33065	Distribution	First lien senior secured loan	S+	7.50%		2/2028		64,629	64,190	64,144
Accelerate Topco Holdings, LLC—2650 McCormick Drive, Clearwater, FL, 33759	Insurance	Common Units	N/A			N/A	0.0%	5,641	254	249
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(8)—1500 East Lake Cook Road, Buffalo Grove, IL, 60089	Chemicals	Second lien senior secured loan	S+	7.75%		11/2028		16,500	16,200	14,726
Aerosmith Bidco 1 Limited (dba Audiotonix)(9)—No.5 The Distillery Silverglade Business Park Leatherhead Road, Chessington, Surrey KT9 2QL, United Kingdom	Leisure and entertainment	First lien senior secured loan	S+	5.25%		7/2031		208,759	205,950	208,759
AI Titan Parent, Inc. (dba Prometheus Group)(8)—4601 Six Forks Road, Raleigh, NC, 27609	Internet software and services	First lien senior secured loan	S+	4.50%		8/2031		7,887	7,697	7,802
Allied Benefit Systems Intermediate LLC(9)—200 West Adams Street, Chicago, IL, 60606	Healthcare providers and services	First lien senior secured loan	S+	5.00%		10/2030		6,880	6,880	6,846
AlphaSense, Inc.(9)—24 Union Square East, New York, NY, 10003	Internet software and services	First lien senior secured loan	S+	6.25%		6/2029		707	701	705
AlphaSense, LLC—24 Union Square East, New York, NY, 10003	Internet software and services	Series E Preferred Shares	N/A			N/A	0.0%	16,929	153	211
Amergin Asset Management, LLC—1100 Highland Drive, Boca Raton, Florida, 33487	Asset based lending and fund finance	Specialty finance equity investment	N/A			N/A	5.0%	50,000,000	382	2,137

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
AmeriLife Holdings LLC(9)—2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured loan	S+	5.00%		8/2029		13,254	13,012	13,188
AmeriLife Holdings LLC(9)—2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured revolving loan	S+	5.00%		8/2028		167	163	162
Anaplan, Inc.(9)—1450 Brickell Avenue, Miami, FL, 33131	Internet software and services	First lien senior secured loan	S+	4.50%		6/2029		64,180	64,180	64,180
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)—705 South Girls School Road, Indianapolis, IN, 46231	Aerospace and defense	First lien senior secured loan	S+	0.84%	5.66%	7/2027		42,510	33,546	21,467
Aptean Acquiror, Inc. (dba Aptean)(8)—4325 Alexander Drive, Alpharetta, GA, 30022	Internet software and services	First lien senior secured revolving loan	S+	4.65%		1/2031		437	433	437
Aptean Acquiror, Inc. (dba Aptean)(9)—4325 Alexander Drive, Alpharetta, GA, 30022	Internet software and services	First lien senior secured loan	S+	4.75%		1/2031		19,226	18,878	19,226
Arctic Holdco, LLC (dba Novvia Group)(9)—1311 S 39th St, St. Louis, MO 63110, Saint Louis, MO, 63110	Containers and packaging	First lien senior secured loan	S+	5.25%		1/2032		101,369	100,967	101,369
Arctic Holdco, LLC (dba Novvia Group)(9)—1311 S 39th St, St. Louis, MO 63110, Saint Louis, MO, 63110	Containers and packaging	First lien senior secured revolving loan	S+	5.25%		1/2031		1,304	1,273	1,304
Arctic US Bidco, Inc. (dba ThermoSafe)(9)—3930 North Ventura Drive, Arlington Heights, IL, 60004	Healthcare equipment and services	First lien senior secured loan	S+	4.75%		11/2032		34,722	34,552	34,549
Armstrong Bidco Limited(19)—Armstrong Building, Oakwood Drive Loughborough University Science & Enterprise Park, Loughborough LE11 3QF, United Kingdom	Internet software and services	First lien senior secured GBP term loan	SA+	5.25%		6/2029		£2,960	3,591	3,961
Artifact Bidco, Inc. (dba Avetta)(9)—3300 North Triumph Boulevard, Lehi, UT, 84043	Internet software and services	First lien senior secured loan	S+	4.15%		7/2031		12,011	11,911	12,011
Ascend Buyer, LLC (dba PPC Flexible Packaging)(9)—1111 Busch Parkway, Buffalo Grove, IL, 60089	Containers and packaging	First lien senior secured loan	S+	5.25%		9/2028		72,236	71,220	72,236
ASP Conair Holdings LP—1 Cummings Point Road, Stamford, CT, 06902	Consumer products	Class A Units	N/A			N/A	0.0%	73,571	7,442	1,195
Associations Finance, Inc.(6)—5401 North Central Expressway, Dallas, TX, 75205	Buildings and real estate	Unsecured notes	N/A		14.25%	5/2030		202,868	201,437	202,868
Associations, Inc.(9)—5401 North Central Expressway, Dallas, TX, 75205	Buildings and real estate	First lien senior secured loan	S+	6.50%		7/2028		446,001	444,229	446,001
Aurelia Netherlands B.V.(14)—Grensen 5, Oslo, 0159, Norway	Business services	First lien senior secured EUR term loan	E+	4.75%		5/2031		€64,136	72,487	75,325
AWP Group Holdings, Inc.(8)—4244 Mount Pleasant Street NorthWest, North Canton, OH, 44720	Infrastructure and environmental services	First lien senior secured loan	S+	4.50%		12/2030		967	943	957
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(8)—3347 Michelson Drive, Irvine, CA, 92612	Internet software and services	First lien senior secured loan	S+	6.00%		3/2031		15,817	15,587	15,817
Baker Tilly Advisory Group, LP(8)—205 North Michigan Avenue, Chicago, IL, 60601	Financial services	First lien senior secured loan	S+	4.75%		6/2031		87,280	86,045	87,280
Balrog Acquisition, Inc. (dba Bakemark)(8)—7351 Crider Avenue, Pico Rivera, CA, 90660	Food and beverage	Second lien senior secured loan	S+	7.00%		9/2029		28,000	27,799	22,540

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Bamboo US BidCo LLC(14)—1 Baxter Parkway, Deerfield, IL, 60015	Healthcare equipment and services	First lien senior secured EUR term loan	E+	5.00%		9/2030		€4,662	4,835	5,475
Bamboo US BidCo LLC(8)—1 Baxter Parkway, Deerfield, IL, 60015	Healthcare equipment and services	First lien senior secured delayed draw term loan	S+	5.06%		9/2030		856	849	856
Bamboo US BidCo LLC(9)—1 Baxter Parkway, Deerfield, IL, 60015	Healthcare equipment and services	First lien senior secured loan	S+	5.00%		9/2030		9,663	9,604	9,663
Barracuda Parent, LLC(9)—3175 Winchester Boulevard, Campbell, CA, 95008	Internet software and services	First lien senior secured loan	S+	4.50%		8/2029		12,667	11,965	10,225
Baypine Commander Co-Invest, LP—310 East 4500 South, Salt Lake City, UT, 84107	Healthcare providers and services	LP Interest	N/A			N/A	0.0%	3,067,771	3,086	3,360
Bayshore Intermediate #2, L.P. (dba Boomi)(9)—1 West Elm Street, Conshohocken, PA, 19428	Internet software and services	First lien senior secured loan	S+	2.50%	3.00%	10/2028		88,925	88,701	88,925
Bayshore Intermediate #2, L.P. (dba Boomi)(9)—1 West Elm Street, Conshohocken, PA, 19428	Internet software and services	First lien senior secured revolving loan	S+	5.00%		10/2027		1,832	1,817	1,832
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)—50 Executive Parkway, Hudson, OH, 44236	Healthcare technology	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		35,342	34,886	34,989
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)—50 Executive Parkway, Hudson, OH, 44236	Healthcare technology	First lien senior secured revolving loan	S+	5.75%		8/2026		14,584	14,501	14,409
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)—50 Executive Parkway, Hudson, OH, 44236	Healthcare technology	First lien senior secured loan	S+	5.75%		8/2028		161,628	159,558	160,011
BCTO BSI Buyer, Inc. (dba Buildertrend)(9)—11818 I Street, Omaha, NE, 68137	Internet software and services	First lien senior secured loan	S+	6.50%		12/2028		70,843	70,609	70,843
BCTO WIW Holdings, Inc. (dba When I Work)(6)—420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	Senior convertible notes	N/A		5.50%	8/2030		4,694	4,694	4,694
BEHP Co-Investor II, L.P.—11511 Reed Hartman Highway, Blue Ash, OH, 45241	Healthcare technology	LP Interest	N/A			N/A	0.0%	1,269,969	823	1,834
Belmont Buyer, Inc. (dba Valenz)(9)—Five Radnor Corporate Center 100 Matsonford Road, Wayne, PA, 19087	Healthcare providers and services	First lien senior secured loan	S+	6.50%		6/2029		4,454	4,383	4,454
Belmont Buyer, Inc. (dba Valenz)(9)—Five Radnor Corporate Center 100 Matsonford Road, Wayne, PA, 19087	Healthcare providers and services	First lien senior secured loan	S+	5.25%		6/2029		3,128	3,066	3,121
Bird Holding B.V. (fka MessageBird Holding B.V.)—Keizersgracht 268-270, 1016 EV, Amsterdam, Netherlands	Internet software and services	Extended Series C Warrants	N/A			N/A	0.0%	148,430	790	166
Blast Bidco Inc. (dba Bazooka Candy Brands)(9)—200 Vesey Street, New York, NY, 10281	Food and beverage	First lien senior secured loan	S+	6.00%		10/2030		37,394	36,702	37,394
Blend Labs, Inc.—415 Kearny Street, San Francisco, CA, 94108	Financial services	Warrants	N/A			N/A	0.2%	179,529	975	1
Blue Owl Credit SLF LLC—399 Park Avenue, 37th Floor, New York, NY 10022	Joint Venture	LLC Interest	N/A			N/A	67.8%	421,348	421,353	415,248
Blue Owl Cross-Strategy Opportunities LLC—399 Park Avenue, New York, NY 10022	Asset based lending and fund finance	Specialty finance equity investment	N/A			N/A	21.5%	62,042	62,042	61,927
Blue Owl Leasing LLC—399 Park Avenue, 37th Floor, New York, NY 10022	Joint Venture	LLC Interest	N/A			N/A	1.3%	860	860	857
BP Veraison Buyer, LLC (dba Sun World)(9)—4029 Coffee Road, Bakersfield, CA, 93308	Food and beverage	First lien senior secured loan	S+	5.25%		5/2029		137,357	136,112	137,357
Brightway Holdings, LLC(8)—3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	First lien senior secured loan	S+	5.75%		12/2027		52,568	52,031	52,568

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Brightway Holdings, LLC(9)—3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	First lien senior secured delayed draw term loan	S+	5.75%		12/2027		17,919	17,806	17,919
Bristol Hospice L.L.C.(9)—206 North 2100 West, Salt Lake City, UT, 84116	Healthcare providers and services	First lien senior secured loan	S+	5.00%		8/2032		41,993	41,791	41,993
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)—1 West Elm Street, Conshohocken, PA, 19428	Internet software and services	Common Units	N/A			N/A	0.3%	9,233,282	10,049	15,495
By Light Professional IT Services LLC(8)—8484 Westpark Drive, McLean, VA, 22102	Internet software and services	First lien senior secured loan	S+	5.50%		7/2031		41,947	41,355	41,318
Cambrex Corporation(8)—One Meadowlands Plaza, East Rutherford, NJ, 07073	Healthcare equipment and services	First lien senior secured loan	S+	4.50%		3/2032		785	777	785
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(9)—3025 Windward Plaza, Alpharetta, GA, 30005	Internet software and services	First lien senior secured loan	S+	5.50%		8/2027		22,551	22,135	22,070
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(8)—444 West Lake Street, Chicago, IL, 60606	Financial services	First lien senior secured loan	S+	4.75%		6/2030		39,660	39,104	39,660
CD&R Value Building Partners I, L.P. (dba Belron)—Milton Park, Stroude Road, Egham TW20 9EL, United Kingdom	Automotive services	LP Interest	N/A			N/A	0.4%	73,986	77,334	98,478
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(9)—3 Winners Circle, Albany, NY, 11205	Infrastructure and environmental services	First lien senior secured loan	S+	5.00%		1/2031		54,882	54,273	54,882
CivicPlus, LLC(9)—302 South 4th Street, Manhattan, KS, 66502	Internet software and services	First lien senior secured loan	S+	3.25%	2.75%	8/2030		70,616	70,297	70,616
CivicPlus, LLC(9)—302 South 4th Street, Manhattan, KS, 66502	Internet software and services	First lien senior secured delayed draw term loan	S+	5.50%		8/2030		9,611	9,563	9,611
CMG HoldCo, LLC (dba Crete United)(10)—3600 South Boulevard, Charlotte, NC, 28209	Business services	First lien senior secured loan	S+	4.50%		11/2030		1,289	1,266	1,285
Commander Buyer, Inc. (dba CenExel)(9)—310 East 4500 South, Salt Lake City, UT, 84107	Healthcare providers and services	First lien senior secured loan	S+	4.75%		6/2032		56,102	55,813	56,102
Conair Holdings LLC(8)—1 Cummings Point Road, Stamford, CT, 06902	Consumer products	Second lien senior secured loan	S+	7.50%		5/2029		161,616	158,772	72,727
Conair Holdings LLC(8)—1 Cummings Point Road, Stamford, CT, 06902	Consumer products	First lien senior secured loan	S+	3.75%		5/2028		12,409	11,383	6,360
Confluent Health, LLC(8)—1650 Lyndon Farm Court, Louisville, KY, 40223	Healthcare providers and services	First lien senior secured loan	S+	5.00%		11/2028		4,913	4,790	4,434
Continental Finance Company, LLC(8)—4550 Linden Hill Rd, Suite 400, Wilmington, DE 19808	Financial services	First lien senior secured loan	S+	8.00%		3/2029		7,500	7,438	7,444
CoolSys, Inc.(9)—145 South State College Boulevard, Brea, CA, 92821	Business services	First lien senior secured loan	S+	4.75%		8/2028		11,801	11,628	10,430
Cornerstone OnDemand, Inc.(8)—1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Human resource support services	Second lien senior secured loan	S+	6.50%		10/2029		160,417	153,895	144,375
Coupa Holdings, LLC(9)—950 Tower Lane, Foster City, CA, 94404	Internet software and services	First lien senior secured loan	S+	5.25%		2/2030		1,547	1,534	1,547
Covetrus, Inc.(9)—12 Mountfort Street, Portland, ME, 04101	Healthcare providers and services	Second lien senior secured loan	S+	9.25%		10/2030		30,000	28,902	29,025

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(10)—302 South 4th Street, Manhattan, KS, 66502	Internet software and services	Unsecured notes	S+		11.75%	6/2034		21,389	21,177	21,389
Creek Parent, Inc. (dba Catalent)(8)—200 Crossing Boulevard, Bridgewater, NJ, 08807	Healthcare equipment and services	First lien senior secured loan	S+	5.00%		12/2031		113,368	111,116	112,801
Crewline Buyer, Inc. (dba New Relic)(9)—188 Spear Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured loan	S+	6.75%		11/2030		148,219	145,888	147,108
CSC MKG Topco LLC (dba Medical Knowledge Group)(8)—One World Trade Center, New York, NY, 10007	Healthcare equipment and services	First lien senior secured loan	S+	5.50%		2/2029		4,955	4,855	4,955
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(8)—2222 West Dunlap Avenue, Phoenix, AZ, 85021	Healthcare technology	First lien senior secured loan	S+	4.75%		8/2031		12,910	12,848	12,845
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(8)—2222 West Dunlap Avenue, Phoenix, AZ, 85021	Healthcare technology	First lien senior secured loan	S+	5.00%		8/2031		88,979	87,891	88,979
DCG ACQUISITION CORP. (dba DuBois Chemical)(9)—3630 East Kemper Road, Sharonville, OH, 45241	Chemicals	First lien senior secured loan	S+	5.00%		6/2031		81,400	80,503	80,569
Deerfield Dakota Holdings(9)—One World Trade Center, New York, NY, 10007	Financial services	First lien senior secured loan	S+	3.00%	2.75%	9/2032		116,859	116,300	116,275
Delinea Buyer, Inc. (f/k/a Centrify)(9)—221 Main Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured loan	S+	5.75%		3/2028		87,526	86,631	87,526
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(8)—5335 Gate Parkway, Jacksonville, FL, 32256	Internet software and services	First lien senior secured loan	S+	5.50%		8/2032		77,364	76,223	76,204
Diamond Mezzanine 24 LLC (dba United Risk)(9)—50 Rockefeller Plaza, New York, NY, 10020	Insurance	First lien senior secured loan	S+	5.00%		10/2030		24,922	24,686	24,922
Dodge Construction Network Holdings, L.P.—56 Broad Street, Boston, MA, 02109	Buildings and real estate	Class A-2 Common Units	N/A			N/A	0.5%	2,613,518	1,920	314
Dodge Construction Network Holdings, L.P.(6)—56 Broad Street, Boston, MA, 02109	Buildings and real estate	Series A Preferred Units	N/A		8.25%	N/A	0.5%	—	50	32
Dresser Utility Solutions, LLC(8)—16240 Port Northwest Drive, Houston, TX, 77041	Energy equipment and services	First lien senior secured loan	S+	5.25%		3/2029		79,931	79,184	79,931
DuraServ LLC(8)—8951 Cypress Waters Boulevard, Carrollton, TX, 75019	Business services	First lien senior secured loan	S+	4.75%		6/2031		131,406	130,332	130,092
DuraServ LLC(8)—8951 Cypress Waters Boulevard, Carrollton, TX, 75019	Business services	First lien senior secured revolving loan	S+	4.75%		6/2030		2,397	2,329	2,217
Eagle Family Foods Group LLC(10)—1975 East 61st Street, Cleveland, OH, 44103	Food and beverage	First lien senior secured loan	S+	5.00%		8/2030		2,427	2,395	2,427
Eagle Infrastructure Services, LLC—13100 Northwest Freeway, Houston, TX, 77040	Infrastructure and environmental services	Common Units	N/A			N/A	72.9%	576,276	24,058	58,384
Eagle Infrastructure Services, LLC(9)—13100 Northwest Freeway, Houston, TX, 77040	Infrastructure and environmental services	First lien senior secured loan	S+	7.50%		4/2028		87,138	86,239	87,138
EET Buyer, Inc. (dba e-Emphasys)(9)—2501 Weston Parkway, Cary, NC, 27513	Internet software and services	First lien senior secured loan	S+	5.25%		11/2027		23,187	22,920	23,187

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Einstein Parent, Inc. (dba Smartsheet)(9)—500 108th Avenue Northeast, Bellevue, WA, 98004	Internet software and services	First lien senior secured loan	S+	6.50%		1/2031		43,387	42,975	43,061
Elliott Alto Co-Investor Aggregator L.P.—851 Cypress Creek Road, Fort Lauderdale, FL, 33309	Internet software and services	LP Interest	N/A			N/A	0.1%	6,007	7,542	13,787
Endries Acquisition, Inc.(8)—714 West Ryan Street, Brillion, WI, 54110	Distribution	First lien senior secured loan	S+	5.50%		12/2028		128,693	127,726	126,763
Engage Debtco Limited(9)—Courtyard House, The Weighbridge Brewery, High St, Marlow SL7 2FF, United Kingdom	Healthcare providers and services	First lien senior secured loan	S+	3.18%	2.75%	7/2029		1,605	1,566	1,521
Engage Debtco Limited(9)—Courtyard House, The Weighbridge Brewery, High St, Marlow SL7 2FF, United Kingdom	Healthcare providers and services	First lien senior secured delayed draw term loan	S+	3.08%	2.75%	7/2029		521	509	494
EOS Finco S.A.R.L(9)—1 Rue des Alouettes, 95600 Eaubonne, France	Telecommunications	First lien senior secured loan	S+		6.00%	10/2029		39,724	22,269	9,820
EresearchTechnology, Inc. (dba Clario)(8)—1818 Market Street, Philadelphia, PA, 19103	Healthcare providers and services	First lien senior secured loan	S+	4.75%		1/2032		102,565	101,589	102,565
Essential Services Holding Corporation (dba Turnpoint)(9)—139 South Englis Station Road, Louisville, KY, 40245	Professional services	First lien senior secured loan	S+	5.00%		6/2031		25,974	25,648	25,519
Essential Services Holding Corporation (dba Turnpoint)(9)—139 South Englis Station Road, Louisville, KY, 40245	Professional services	First lien senior secured revolving loan	S+	5.00%		6/2030		1,273	1,249	1,218
Eternal Buyer, LLC (dba Wedgewood Weddings)(8)—43385 Business Park Drive, Temecula, CA, 92590	Leisure and entertainment	First lien senior secured loan	S+	4.50%		6/2032		34,913	34,748	34,738
Evolution BuyerCo, Inc. (dba SIAA)(9)—234 Lafayette Road, Hampton, NH, 03842	Insurance	First lien senior secured loan	S+	4.75%		4/2030		941	932	941
Evolution Parent, LP (dba SIAA)—234 Lafayette Road, Hampton, NH, 03842	Insurance	LP Interest	N/A			N/A	1.0%	51,757	5,279	6,685
Ex Vivo Parent Inc. (dba OB Hospitalist)(8)—777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured loan	S+		9.50%	9/2028		132,032	130,839	132,032
Faraday Buyer, LLC (dba MacLean Power Systems)(9)—481 Munn Road, Fort Mill, SC, 29715	Manufacturing	First lien senior secured loan	S+	6.00%		10/2028		148,849	146,533	148,849
Feradyne Outdoors, LLC(9)—1230 Poplar Avenue, Superior, WI, 54880	Consumer products	First lien senior secured loan	S+		6.75%	5/2028		80,768	78,196	54,518
Fiesta Purchaser, Inc. (dba Shearer's Foods)(9)—100 Lincoln Way East, Massillon, OH, 44646	Food and beverage	First lien senior secured revolving loan	S+	2.75%		2/2029		956	956	945
Fifth Season Investments LLC—201 Broad St, Suite 500, Stamford, Connecticut 06901, US, Stamford, CT, 06901	Insurance	Specialty finance equity investment	N/A			N/A	49.9%	36	364,593	403,170
Finastra USA, Inc.(9)—4 Kingdom Street, London W2 6BD, UK	Financial services	First lien senior secured loan	S+	7.25%		9/2029		27,688	27,466	27,896
Flexera Software LLC(13)—300 Park Boulevard, Itasca, IL, 60143	Internet software and services	First lien senior secured EUR term loan	E+	4.50%		8/2032		€5,300	6,193	6,210
Flexera Software LLC(9)—300 Park Boulevard, Itasca, IL, 60143	Internet software and services	First lien senior secured loan	S+	4.50%		8/2032		17,563	17,522	17,519

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Fortis Solutions Group, LLC(9)—2505 Hawkeye Court, Virginia Beach, VA, 23452	Containers and packaging	First lien senior secured loan	S+	5.50%		10/2028		35,100	34,244	34,398
Fortis Solutions Group, LLC(9)—2505 Hawkeye Court, Virginia Beach, VA, 23452	Containers and packaging	First lien senior secured revolving loan	S+	5.30%		10/2027		1,053	1,006	981
Foundation Consumer Brands, LLC(9)—1190 Omega Drive, Pittsburgh, PA, 15205	Consumer products	First lien senior secured loan	S+	5.00%		2/2029		53,171	52,705	52,906
FR Flow Control CB LLC (dba Trillium Flow Technologies)(9)—945 Bunker Hill Road, Houston, TX, 77024	Manufacturing	First lien senior secured loan	S+	5.00%		12/2029		31,581	31,257	31,581
Gainsight, Inc.(9)—350 Bay Street, San Francisco, CA, 94133	Business services	First lien senior secured loan	S+	5.75%		7/2027		32,919	32,725	32,919
Galls, LLC(9)—1340 Russell Cave Road, Lexington, KY, 40505	Specialty Retail	First lien senior secured loan	S+	6.00%		3/2030		162,512	160,342	162,512
Galway Borrower LLC(9)—1 California Street, San Francisco, CA 94111	Insurance	First lien senior secured delayed draw term loan	S+	4.50%		9/2028		703	698	703
Gaylord Chemical Company, L.L.C.(9)—1404 Greengate Drive, Covington, LA, 70433	Chemicals	First lien senior secured loan	S+	5.75%		12/2027		184,108	183,107	183,647
Gaylord Chemical Company, L.L.C.(9)—1404 Greengate Drive, Covington, LA, 70433	Chemicals	First lien senior secured revolving loan	S+	5.50%		12/2027		10,648	10,635	10,605
Gehl Foods, LLC(9)—North 116 West15970 Main Street, Germantown, WI, 53022	Food and beverage	First lien senior secured loan	S+		6.25%	6/2030		105,116	103,921	105,116
Gerson Lehrman Group, Inc.(9)—60 East 42nd Street, New York, NY, 10165	Professional services	First lien senior secured loan	S+	5.00%		12/2028		155,495	154,351	155,495
GI Apple Midco LLC (dba Atlas Technical Consultants)(8)—13215 Bee Cave Parkway, Building B, Suite 230, Austin, TX 78738	Infrastructure and environmental services	First lien senior secured loan	S+	6.75%		4/2030		927	917	911
GI Apple Midco LLC (dba Atlas Technical Consultants)(8)—13215 Bee Cave Parkway, Building B, Suite 230, Austin, TX 78738	Infrastructure and environmental services	First lien senior secured revolving loan	S+	6.75%		4/2029		50	49	48
GI Ranger Intermediate, LLC (dba Rectangle Health)(9)—115 East Stevens Avenue, Valhalla, NY, 10595	Healthcare technology	First lien senior secured loan	S+	6.00%		10/2028		24,632	24,015	23,893
GI Ranger Intermediate, LLC (dba Rectangle Health)(9)—115 East Stevens Avenue, Valhalla, NY, 10595	Healthcare technology	First lien senior secured revolving loan	S+	6.00%		10/2027		272	251	211
Gloves Holdings, LP (dba Protective Industrial Products)—25 British American Boulevard, Latham, NY, 12110	Manufacturing	LP Interest	N/A			N/A	0.6%	48,099	5,395	7,455
GoHealth, Inc.—222 West Merchandise Mart Plaza, Chicago, IL, 60654	Insurance	Common stock	N/A			N/A	0.0%	33,357	186	—
Granicus, Inc.(9)—1999 Broadway, Denver, CO, 80202	Internet software and services	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031		2,647	2,603	2,641
Granicus, Inc.(9)—1999 Broadway, Denver, CO, 80202	Internet software and services	First lien senior secured loan	S+	3.50%	2.00%	1/2031		17,873	17,648	17,873
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)—3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	LP Interest	N/A			N/A	0.4%	124,940	1,253	1,312
GS Acquisitionco, Inc. (dba insightsoftware)(9)—8529 Six Forks Road, Raleigh, NC, 27615	Internet software and services	First lien senior secured loan	S+	5.25%		5/2028		9,582	9,391	9,482

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Guidehouse Inc.(8)—1676 International Drive, McLean, VA, 22102	Professional services	First lien senior secured loan	S+	4.75%		12/2030		49,443	48,563	48,949
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(8)—140 East Ridgewood Avenue, Paramus, NJ, 07652	Internet software and services	First lien senior secured loan	S+	6.50%		4/2027		51,309	51,215	51,309
Helix Acquisition Holdings, Inc. (dba MW Industries)(8)—3426 Toringdon Way, Charlotte, NC, 28277	Manufacturing	First lien senior secured loan	S+	6.98%		3/2030		946	926	939
Hercules Borrower, LLC (dba The Vincit Group)(9)—412 Georgia Avenue, Chattanooga, TN, 37403	Business services	First lien senior secured loan	S+	4.75%		12/2028		127,350	126,990	127,350
Hercules Buyer, LLC (dba The Vincit Group)—412 Georgia Avenue, Chattanooga, TN, 37403	Business services	Common Units	N/A			N/A	1.3%	2,640,000	2,728	3,812
Hercules Buyer, LLC (dba The Vincit Group)(6)—412 Georgia Avenue, Chattanooga, TN, 37403	Business services	Unsecured notes	N/A		0.48%	12/2029		6,316	6,483	9,117
Hg Genesis 8 Sumoco Limited(19)—2 More London Riverside, London SE1 2AP, United Kingdom	Asset based lending and fund finance	Unsecured facility	SA+		7.50%	9/2027		£12,369	15,375	16,637
Hg Genesis 9 SumoCo Limited(14)—2 More London Riverside, London SE1 2AP, United Kingdom	Asset based lending and fund finance	Unsecured facility	E+		6.25%	3/2029		€53,248	56,596	62,537
Hg Saturn Luchaco Limited(19)—2 More London Riverside, London SE1 2AP, United Kingdom	Asset based lending and fund finance	Unsecured facility	SA+		8.25%	3/2027		£54,489	69,134	73,291
HGH Purchaser, Inc. (dba Horizon Services)(9)—320 Century Boulevard, Wilmington, DE, 19808	Household products	First lien senior secured loan	S+	3.25%	3.75%	11/2028		194,861	194,123	179,760
HGH Purchaser, Inc. (dba Horizon Services)(9)—320 Century Boulevard, Wilmington, DE, 19808	Household products	First lien senior secured revolving loan	S+	6.50%		11/2028		10,806	10,631	9,517
Hissho Parent, LLC(9)—11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	First lien senior secured loan	S+	4.75%		5/2029		17,134	17,000	17,134
Hissho Sushi Holdings, LLC—11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	Class A Units	N/A			N/A	0.0%	15,004	129	189
Hockey Parent Holdings, L.P.—150 North Riverside Plaza, Chicago, IL, 60606	Insurance	Class A Common Units	N/A			N/A	0.0%	17,500	18,225	22,045
Horizon Avionics Buyer, LLC (dba Acron Aviation)(9)—490 1st Avenue South, Saint Petersburg, FL, 33701	Aerospace and defense	First lien senior secured loan	S+	4.75%		3/2032		15,385	15,309	15,308
Horizon Avionics Buyer, LLC (dba Acron Aviation)(9)—490 1st Avenue South, Saint Petersburg, FL, 33701	Aerospace and defense	First lien senior secured revolving loan	S+	4.39%		3/2032		628	613	612
Hyland Software, Inc.(9)—28105 Clemens Road, Westlake, OH, 44145	Internet software and services	First lien senior secured loan	S+	5.00%		9/2030		66,133	66,133	66,133
Icefall Parent, Inc. (dba EngageSmart)(9)—10 Fan Pier Boulevard, Boston, MA, 02210	Internet software and services	First lien senior secured loan	S+	4.50%		1/2030		4,197	4,197	4,197
Ideal Image Development, LLC(9)—1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured loan	S+		6.50%	2/2029		11,840	10,695	—
Ideal Image Development, LLC(9)—1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured revolving loan	S+	6.00%		2/2029		2,382	2,255	1,398

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Ideal Topco, L.P.—1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	Class A-2 Common Units	N/A			N/A	12.2%	10,365,854	—	—
Ideal Topco, L.P.—1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	Class A-1 Preferred Units	N/A			N/A	12.2%	25,914,634	25,293	—
IG Investments Holdings, LLC (dba Insight Global)(9)—1224 Hammond Drive, Atlanta, GA, 30346	Human resource support services	First lien senior secured loan	S+	5.00%		9/2028		117,139	116,125	117,139
Indigo Buyer, Inc. (dba Inovar Packaging Group)(9)—9001 Sterling Street, Irving, TX, 75063	Containers and packaging	First lien senior secured loan	S+	5.25%		5/2028		11,081	10,962	11,081
Indikami Bidco, LLC (dba IntegriChain)(8)—8 Penn Center, 1628 JFK Boulevard, Philadelphia, PA, 19103	Healthcare technology	First lien senior secured loan	S+	4.00%	2.50%	12/2030		21,840	21,452	21,403
Indikami Bidco, LLC (dba IntegriChain)(8)—8 Penn Center, 1628 JFK Boulevard, Philadelphia, PA, 19103	Healthcare technology	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		334	334	327
Indikami Bidco, LLC (dba IntegriChain)(8)—8 Penn Center, 1628 JFK Boulevard, Philadelphia, PA, 19103	Healthcare technology	First lien senior secured revolving loan	S+	6.00%		6/2030		1,586	1,557	1,545
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(8)—38955 Hills Tech Drive, Farmington Hills, MI, 48331	Food and beverage	First lien senior secured loan	S+	6.25%		3/2027		30,922	30,386	30,846
Inovalon Holdings, Inc.(9)—4321 Collington Road, Bowie, MD, 20716	Healthcare technology	First lien senior secured loan	S+	2.75%	2.75%	11/2028		153,346	153,160	150,279
Inovalon Holdings, Inc.(9)—4321 Collington Road, Bowie, MD, 20716	Healthcare technology	Second lien senior secured loan	S+		8.50%	11/2033		63,316	63,316	58,250
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)—302 South 4th Street, Manhattan, KS, 66502	Internet software and services	LP Interest	N/A			N/A	0.2%	—	1,817	2,255
Integrity Marketing Acquisition, LLC(9)—1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured loan	S+	5.00%		8/2028		97,956	97,027	97,956
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(9)—305 Church at North Hills Street, Raleigh, NC, 27609	Healthcare technology	First lien senior secured loan	S+	6.50%		8/2026		168,668	167,605	168,668
Interoperability Bidco, Inc. (dba Lyniate)(9)—One Beacon Street, Boston, MA, 02108	Healthcare technology	First lien senior secured loan	S+	5.75%		3/2028		72,897	72,646	72,511
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(8)—203 North LaSalle Street, Chicago, IL, 60601	Advertising and media	First lien senior secured loan	S+	4.25%		12/2029		42,404	42,058	42,404
JS Parent, Inc. (dba Jama Software)(9)—135 Southwest Taylor, Portland, OR, 97204	Internet software and services	First lien senior secured loan	S+	4.75%		4/2031		900	897	900
KABAFUSION Parent, LLC(9)—17777 Center Court Drive North, Cerritos, CA, 90703	Healthcare providers and services	First lien senior secured loan	S+	4.75%		11/2031		48,613	48,020	48,613
KBP Brands, LLC(9)—11141 Overbrook Road, Leawood, KS, 66211	Food and beverage	First lien senior secured loan	S+	5.50%		5/2027		1,079	1,054	1,057
Klarna Holding AB(9)—Sveavägen 46, 111 34 Stockholm, Sweden	Financial services	Subordinated Floating Rate Notes	S+	7.00%		4/2034		1,000	1,000	1,000
Klick Inc.(8)—175 Bloor Street East, Suite 300, North Tower, Toronto, ON, M4W 3R8, Canada	Healthcare technology	First lien senior secured loan	S+	5.00%		11/2032		71,806	71,453	71,447

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(10)—701 Brickell Avenue, Miami, FL, 33131	Business services	Perpetual Preferred Stock	S+			N/A	0.0%	12,600	17,375	17,318
KOBHG Holdings, L.P. (dba OB Hospitalist)—777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	Class A Interests	N/A		10.75%	N/A	1.7%	9,687	9,376	11,450
KPCI Co-Invest 2, L.P.—3001 Red Lion Road, Philadelphia, PA, 19114	Healthcare equipment and services	Class A Units	N/A			N/A	0.2%	851,604	8,516	8,516
KPSKY Acquisition, Inc. (dba BluSky)(9)—9110 East Nichols Avenue, Centennial, CO, 80112	Business services	First lien senior secured loan	S+	5.50%		10/2028		43,125	40,077	39,137
KPSKY Acquisition, Inc. (dba BluSky)(9)—9110 East Nichols Avenue, Centennial, CO, 80112	Business services	First lien senior secured delayed draw term loan	S+	5.75%		10/2028		31	29	28
KRIV Acquisition Inc. (dba Riveron)(9)—2515 McKinney Avenue, Dallas, TX, 75201	Financial services	First lien senior secured loan	S+	5.00%		7/2031		8,156	7,963	8,156
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)—99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured loan	S+		10.60%	7/2030		68,189	67,578	68,189
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)—600 Park Offices Drive, Durham, NC, 27713	Healthcare providers and services	Class A Interest	N/A			N/A	0.2%	542	5,522	7,526
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(8)—600 Park Offices Drive, Durham, NC, 27713	Healthcare providers and services	First lien senior secured loan	S+	5.00%		12/2029		121,761	120,368	121,457
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(10)—19717 62nd Avenue South, Kent, WA, 98032	Healthcare providers and services	First lien senior secured loan	S+	4.00%		9/2030		643	639	643
Lightbeam Bidco, Inc. (dba Lazer Spot)(9)—6525 Shiloh Road, Alpharetta, GA, 30005	Transportation	First lien senior secured loan	S+	4.75%		5/2030		4,789	4,786	4,789
Lignetics Investment Corp.(9)—11101 West 120th Avenue, Broomfield, CO, 80021	Consumer products	First lien senior secured loan	S+	5.75%		11/2027		102,561	101,441	102,304
Litera Bidco LLC(8)—550 West Jackson Boulevard, Chicago, IL, 60661	Internet software and services	First lien senior secured loan	S+	5.00%		5/2028		161,317	160,714	161,317
Loparex Midco B.V.(9)—1255 Crescent Green, Cary, NC, 27518	Manufacturing	First lien senior secured loan	S+	4.50%		7/2027		4,122	3,881	4,122
Loparex Midco B.V.(9)—1255 Crescent Green, Cary, NC, 27518	Manufacturing	Second lien senior secured loan	S+	8.75%		7/2027		112,000	109,847	97,720
Loparex Midco B.V.(9)—1255 Crescent Green, Cary, NC, 27518	Manufacturing	Second lien senior secured loan	S+	8.50%		7/2027		21,000	20,366	19,793
Loparex Midco B.V.(9)—1255 Crescent Green, Cary, NC, 27518	Manufacturing	First lien senior secured loan	S+	8.75%		2/2027		786	786	794
LSI Financing 1 DAC—Victoria Building, 1-2 Haddington Rd, Dublin D04 XN32, Ireland	Pharmaceuticals	Specialty finance equity investment	N/A			N/A		6,748	6,785	6,657
LSI Financing LLC—1521 Concord Pike, Suite 201, Wilmington, DE 19803	Pharmaceuticals	Specialty finance equity investment	N/A			N/A	28.6%	194,833	194,504	210,634
Lytx, Inc.(8)—9785 Towne Centre Drive, San Diego, CA, 92121	Transportation	First lien senior secured loan	S+	5.00%		2/2028		71,005	71,005	71,005
Maia Aggregator, LP—One World Trade Center, New York, NY, 10007	Healthcare equipment and services	Class A-2 Units	N/A			N/A	0.0%	280,899	268	292
MAJCO LLC (dba Big Brand Tire & Service)(9)—14401 Princeton Avenue, Moorpark, CA, 93021	Automotive services	First lien senior secured loan	S+	4.50%		9/2032		75,528	75,038	75,339

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Maple Acquisition, LLC (dba Medicus)(10)—22 Roulston Road, Windham, NH, 03087	Healthcare providers and services	First lien senior secured loan	S+	4.75%		5/2031		72,776	72,123	72,776
Mario Midco Holdings, Inc. (dba Len the Plumber)(9)—1552 Ridgely Street, Baltimore, MD, 21230	Household products	Unsecured facility	S+		10.75%	4/2032		8,873	8,673	8,429
Mario Purchaser, LLC (dba Len the Plumber)(9)—1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured loan	S+	5.75%		4/2029		27,772	27,262	26,731
Mario Purchaser, LLC (dba Len the Plumber)(9)—1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured revolving loan	S+	5.75%		4/2028		1,766	1,742	1,693
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(6)—100 Hillside Avenue, White Plains, NY, 10603	Automotive services	Series A Convertible Preferred Stock	N/A		7.00%	N/A	3.4%	182,000	248,320	251,546
MHE Intermediate Holdings, LLC (dba OnPoint Group)(9)—3235 Levis Commons Boulevard, Perrysburg, OH, 43551	Manufacturing	First lien senior secured loan	S+	6.25%		7/2027		2,488	2,456	2,432
MHE Intermediate Holdings, LLC (dba OnPoint Group)(9)—3235 Levis Commons Boulevard, Perrysburg, OH, 43551	Manufacturing	First lien senior secured loan	S+	6.00%		7/2027		106,134	105,600	103,194
Milan Laser Holdings LLC(9)—17645 Wright Street, Omaha, NE, 68130	Specialty Retail	First lien senior secured loan	S+	5.00%		4/2027		62,927	62,402	61,354
MINDBODY, Inc.(9)—689 Tank Farm Road, San Luis Obispo, CA, 93401	Internet software and services	First lien senior secured loan	S+	6.00%		9/2027		62,018	61,881	62,018
Minerva Holdco, Inc.(6)—Boston Landing, Boston, MA, 02135	Healthcare technology	Senior A Preferred Stock	N/A		10.75%	N/A	0.0%	9,000	13,460	13,558
Ministry Brands Holdings, LLC(12)—10133 Sherrill Boulevard, Knoxville, TN, 37932	Internet software and services	First lien senior secured revolving loan	P+	4.50%		12/2027		90	84	82
Ministry Brands Holdings, LLC(8)—10133 Sherrill Boulevard, Knoxville, TN, 37932	Internet software and services	First lien senior secured loan	S+	5.50%		12/2028		11,882	11,638	11,793
Minotaur Acquisition, Inc. (dba Inspira Financial)(8)—2001 Spring Road, Oak Brook, IL, 60523	Financial services	First lien senior secured loan	S+	5.00%		6/2030		255,802	252,824	255,802
Modernizing Medicine, Inc. (dba ModMed)(9)—4700 Exchange Court, Boca Raton, FL, 33431	Healthcare technology	First lien senior secured loan	S+	2.50%	2.25%	4/2032		772	765	768
ModMed Software Midco Holdings, Inc. (dba ModMed)(6)—4700 Exchange Court, Boca Raton, FL, 33431	Healthcare technology	Series A Preferred Units	N/A		13.00%	N/A	0.0%	170	181	182
Monotype Imaging Holdings Inc.(8)—600 Unicorn Park Drive, Woburn, MA, 01801	Advertising and media	First lien senior secured loan	S+	5.25%		2/2031		151,694	150,274	151,694
National Dentex Labs LLC (fka Barracuda Dental LLC)(9)—11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured revolving loan	S+	9.00%		4/2026		10,817	10,147	4,207
National Dentex Labs LLC (fka Barracuda Dental LLC)(9)—11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured loan	S+		10.00%	4/2026		145,775	129,794	57,581
National Dentex Labs LLC (fka Barracuda Dental LLC)(9)—4400 PGA Boulevard, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured delayed draw term loan	S+		12.00%	4/2026		22,178	14,248	8,760
National Dentex Labs LLC (fka Barracuda Dental LLC)(9)—4400 PGA Boulevard, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured delayed draw term loan	S+		10.00%	1/2026		7,470	7,376	7,470

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
National Dentex Labs LLC (fka Barracuda Dental LLC)(9)—4400 PGA Boulevard, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured revolving loan	S+		9.00%	4/2026		806	—	318
Natural Partners, LLC(9)—360 Albert St, Ottawa, ON K1R 7X7, Canada	Healthcare providers and services	First lien senior secured loan	S+	4.50%		11/2030		7,659	7,554	7,659
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(13)—21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured EUR revolving loan	E+	5.50%		3/2031		€301	256	296
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(14)—21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured EUR term loan	E+	5.50%		3/2031		€47,237	49,629	54,645
Nelipak Holding Company(8)—21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured revolving loan	S+	5.50%		3/2031		1,132	1,025	1,019
Nelipak Holding Company(9)—21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured loan	S+	5.50%		3/2031		32,058	31,492	31,548
New PLI Holdings, LLC (dba PLI)—1030 East Craig Road North, Las Vegas, NV, 89030	Advertising and media	Class A Common Units	N/A			N/A	89.0%	86,745	48,007	87,401
NMI Acquisitionco, Inc. (dba Network Merchants)(8)—1450 American Lane, Schaumburg, IL, 60173	Financial services	First lien senior secured loan	S+	4.50%		9/2028		47,673	47,507	47,673
Norvax, LLC (dba GoHealth)(9)—222 West Merchandise Mart Plaza, Chicago, IL, 60654	Insurance	First lien senior secured loan	S+	5.50%		11/2029		2,427	2,316	1,389
Norvax, LLC (dba GoHealth)(9)—222 West Merchandise Mart Plaza, Chicago, IL, 60654	Insurance	First lien senior secured revolving loan	S+	4.50%	7.11%	8/2029		3,955	1,661	—
Notorious Holdings LLC (dba Beauty Industry Group)(9)—1250 North Flyer Way, Salt Lake City, UT, 84116	Specialty Retail	First lien senior secured loan	S+		9.00%	12/2031		20,641	20,436	20,435
Notorious Purchaser II, Inc. (dba Beauty Industry Group)—1250 North Flyer Way, Salt Lake City, UT, 84116	Specialty Retail	Class B Common Stock	N/A			N/A	34.4%	3,440	41,971	41,971
Notorious Topco, LLC (dba Beauty Industry Group)(9)—1250 North Flyer Way, Salt Lake City, UT, 84116	Specialty Retail	First lien senior secured loan	S+		7.25%	12/2030		43,003	42,815	42,788
Nscale Global Holdings Limited—16 New Burlington Place, London, W1S 2HX, United Kingdom	Internet software and services	Series B Preferred Shares	N/A			N/A	0.6%	9,657	3,669	3,669
Nscale Global Holdings Limited—16 New Burlington Place, London, W1S 2HX, United Kingdom	Internet software and services	Preferred equity	N/A			N/A	0.0%	5,502	5,502	5,502
OB Hospitalist Group, Inc.(8)—777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured loan	S+	5.25%		9/2027		164,531	162,834	164,531
Offen, Inc.(9)—5100 East 78th Avenue, Commerce City, CO, 80022	Distribution	First lien senior secured loan	S+	5.00%		7/2030		16,308	16,157	16,145
Ole Smoky Distillery, LLC(8)—903 Parkway, Gatlinburg, TN, 37738	Food and beverage	First lien senior secured loan	S+	5.50%		3/2028		851	843	806
Pacific BidCo Inc.(10)—Aeschenvorstadt 71, 4051 Basel, Switzerland	Healthcare providers and services	First lien senior secured loan	S+	5.75%		8/2029		48,719	47,785	48,597
Packaging Coordinators Midco, Inc.(19)—3001 Red Lion Road, Philadelphia, PA, 19114	Healthcare equipment and services	First lien senior secured delayed draw term loan	SA+	4.75%		10/2032		£14,443	18,974	19,329
Packaging Coordinators Midco, Inc.(9)—3001 Red Lion Road, Philadelphia, PA, 19114	Healthcare equipment and services	First lien senior secured loan	S+	4.75%		10/2032		157,976	156,175	157,186

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Packaging Coordinators Midco, Inc.(9)—3001 Red Lion Road, Philadelphia, PA, 19114	Healthcare equipment and services	First lien senior secured delayed draw term loan	S+	4.50%		1/2032		782	775	778
Paradigmatic Holdco LLC (dba Pluralsight)—1500 Solana Boulevard, Westlake, TX, 76262	Education	Common stock	N/A			N/A	6.3%	7,619,079	20,149	—
Paris US Holdco, Inc. (dba Precinmac)(8)—79 Prospect Avenue, South Paris, ME, 04281	Professional services	First lien senior secured loan	S+	4.75%		12/2031		28,900	28,492	28,819
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(9)—247 Station Drive Suite NE1, Westwood, MA, 02090	Healthcare equipment and services	First lien senior secured loan	S+	4.75%		1/2028		157,996	156,822	157,996
Patriot Holdings SCSp (dba Corza Health, Inc.)—247 Station Drive Suite NE1, Westwood, MA, 02090	Healthcare equipment and services	Class B Units	N/A			N/A	1.2%	134,107	266	975
Patriot Holdings SCSp (dba Corza Health, Inc.)(6)—247 Station Drive Suite NE1, Westwood, MA, 02090	Healthcare equipment and services	Class A Units	N/A		8.00%	N/A	1.2%	9,739	14,030	14,020
PCF Holdco, LLC (dba Trucordia)—2745 West 600 North, Lindon, UT, 84042	Insurance	Warrants	N/A			N/A	0.1%	1,624,016	5,437	4,270
PCF Holdco, LLC (dba Trucordia)(6)—2745 West 600 North, Lindon, UT, 84042	Insurance	Preferred equity	N/A		14.00%	N/A	0.0%	20,983	24,397	31,060
PDI TA Holdings, Inc.(9)—11675 Rainwater Drive, Alpharetta, GA, 30009	Internet software and services	First lien senior secured loan	S+	5.50%		2/2031		23,128	22,675	22,832
Peraton Corp.(9)—1875 Explorer Street, Reston, VA, 20190	Aerospace and defense	Second lien senior secured loan	S+	7.75%		2/2029		60,393	57,591	47,294
Percheron Horsepower-A LP (dba Big Brand Tire & Service)—14401 Princeton Avenue, Moorpark, CA, 93021	Automotive services	Limited Partner Interest	N/A			N/A	1.0%	1,509,287	12,207	14,517
PerkinElmer U.S. LLC(8)—710 Bridgeport Avenue, Shelton, CT, 06484	Healthcare equipment and services	First lien senior secured loan	S+	4.75%		3/2029		25,721	25,676	25,721
PetVet Care Centers, LLC(8)—One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	First lien senior secured loan	S+	6.00%		11/2030		131,005	128,858	117,905
PetVet Care Centers, LLC(8)—One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	First lien senior secured revolving loan	S+	6.00%		11/2029		1,830	1,630	—
Physician Partners, LLC(9)—601 South Harbour Island Boulevard, Tampa, FL, 33602	Healthcare providers and services	First lien senior secured loan	S+	6.00%		12/2029		11,372	10,821	10,207
Physician Partners, LLC(9)—601 South Harbour Island Boulevard, Tampa, FL, 33602	Healthcare providers and services	First lien senior secured loan	S+	1.50%	2.50%	12/2029		6,514	4,301	3,070
Plasma Buyer LLC (dba PathGroup)(9)—5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured loan	S+	5.75%		5/2029		1,391	1,332	1,078
Plasma Buyer LLC (dba PathGroup)(9)—5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured delayed draw term loan	S+	6.25%		5/2029		53	49	41
Plasma Buyer LLC (dba PathGroup)(9)—5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured revolving loan	S+	5.75%		5/2028		159	149	123
Pluralsight, LLC(9)—1500 Solana Boulevard, Westlake, TX, 76262	Education	First lien senior secured loan	S+	3.00%	1.50%	8/2029		23,187	23,110	22,723
Pluralsight, LLC(9)—1500 Solana Boulevard, Westlake, TX, 76262	Education	First lien senior secured loan	S+		7.50%	8/2029		26,609	25,749	21,753
PPV Intermediate Holdings, LLC(9)—141 Longwater Drive, Norwell, MA, 02061	Healthcare providers and services	First lien senior secured delayed draw term loan	S+	6.00%		8/2029		1,759	1,733	1,746

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
PPV Intermediate Holdings, LLC(9)—141 Longwater Drive, Norwell, MA, 02061	Healthcare providers and services	First lien senior secured loan	S+	5.75%		8/2029		28,745	28,287	28,363
Pregis Topco LLC(8)—227 West Monroe Street, Chicago, IL, 60606	Containers and packaging	Second lien senior secured loan	S+	7.75%		8/2029		28,167	27,863	28,167
Pregis Topco LLC(8)—227 West Monroe Street, Chicago, IL, 60606	Containers and packaging	Second lien senior secured loan	S+	6.75%		8/2029		164,333	162,669	164,333
Premier Imaging, LLC (dba LucidHealth)(9)—100 East Campus View Boulevard, Columbus, OH, 43235	Healthcare providers and services	First lien senior secured loan	S+	3.74%	2.26%	3/2026		49,644	49,630	44,680
Premise Health Holding Corp.(9)—5500 Maryland Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured loan	S+	4.50%		11/2032		78,305	77,991	77,522
Project Alpine Co-Invest Fund, LP—1450 Brickell Avenue, Miami, FL, 33131	Internet software and services	LP Interest	N/A			N/A	0.1%	12,000	12,582	15,759
Project Hotel California Co-Invest Fund, L.P.—11120 Four Points Drive, Austin, TX, 78726	Internet software and services	LP Interest	N/A			N/A	0.1%	4,027	4,182	6,555
PS Op Holdings LLC (fka QC Supply, LLC)—Post Office Box 581, Schuyler, NE, 68661	Distribution	Class A Common Units	N/A			N/A	33.1%	248,271	4,300	—
PS Operating Company LLC (fka QC Supply, LLC)(9)—Post Office Box 581, Schuyler, NE, 68661	Distribution	First lien senior secured revolving loan	S+	6.00%		12/2026		4,594	3,513	(7)
PS Operating Company LLC (fka QC Supply, LLC)(9)—Post Office Box 581, Schuyler, NE, 68661	Distribution	First lien senior secured loan	S+		6.26%	12/2026		16,985	13,366	4,161
Puma Buyer, LLC (dba PANTHERx)(9)—24 Summit Park Drive, Pittsburgh, PA, 15275	Pharmaceuticals	First lien senior secured loan	S+	4.25%		3/2032		1,213	1,205	1,213
QAD, Inc.(8)—101 Innovation Place, Santa Barbara, CA, 93108	Internet software and services	First lien senior secured loan	S+	4.75%		11/2027		71,989	71,302	71,989
Quva Pharma, Inc.(9)—3 Sugar Creek Center Boulevard, Sugar Land, TX, 77478	Healthcare providers and services	First lien senior secured loan	S+	2.75%	3.00%	4/2028		67,315	66,357	65,295
Quva Pharma, Inc.(9)—3 Sugar Creek Center Boulevard, Sugar Land, TX, 77478	Healthcare providers and services	First lien senior secured loan	S+	2.75%	3.00%	4/2026		5,130	5,054	4,976
Quva Pharma, Inc.(9)—3 Sugar Creek Center Boulevard, Sugar Land, TX, 77478	Healthcare providers and services	First lien senior secured revolving loan	S+	5.50%		4/2026		3,835	3,821	3,679
Relativity ODA LLC(8)—231 South LaSalle Street, Chicago, IL, 60604	Professional services	First lien senior secured loan	S+	4.50%		5/2029		101,311	100,641	101,311
Rhea Acquisition Holdings, LP—1 Technology Circle, Columbia, SC, 29203	Healthcare equipment and services	Series A-2 Units	N/A			N/A	0.0%	238,095	260	245
Rhea Parent, Inc.(9)—1 Technology Circle, Columbia, SC, 29203	Healthcare equipment and services	First lien senior secured loan	S+	5.00%		12/2030		40,670	40,278	40,264
RL Datix Holdings (USA), Inc.(10)—311 South Wacker Drive, Chicago, IL, 60606	Healthcare technology	First lien senior secured loan	S+	5.00%		4/2031		56,403	56,404	56,403
RL Datix Holdings (USA), Inc.(19)—311 South Wacker Drive, Chicago, IL, 60606	Healthcare technology	First lien senior secured GBP term loan	SA+	5.00%		4/2031		£26,120	35,250	35,133
Rocket BidCo, Inc. (dba Recochem)(9)—850 Montee de Liesse Road, Saint-Laurent, QC H4T 1P4, Canada	Chemicals	First lien senior secured loan	S+	4.75%		11/2030		260,359	255,616	260,359
Rome Topco Holdings, LLC (dba SimpliSafe)—100 Summer Street, Boston, MA, 02110	Household products	Class A Units	N/A			N/A	0.0%	1,955	1,955	1,955

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Rome Topco Holdings, LLC (dba SimpliSafe)—100 Summer Street, Boston, MA, 02110	Household products	Class B Units	N/A			N/A	0.0%	1,954,656	—	—
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(6)—One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	Series A Preferred Stock	N/A		15.00%	N/A	0.0%	15,050	19,792	16,763
Rushmore Investment III LLC (dba Winland Foods)(9)—2015 Spring Road, Oak Brook, IL, 60523	Food and beverage	First lien senior secured loan	S+	5.00%		10/2030		357,284	353,680	357,284
Salinger Bidco Inc. (dba Surgical Information Systems)(9)—8000 Avalon Boulevard, Alpharetta, GA, 30009	Healthcare technology	First lien senior secured loan	S+	5.75%		8/2031		41,293	40,697	41,293
Salinger Bidco Inc. (dba Surgical Information Systems)(9)—8000 Avalon Boulevard, Alpharetta, GA, 30009	Healthcare technology	First lien senior secured revolving loan	S+	5.75%		5/2031		333	295	333
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(9)—1 Tower Lane, Oakbrook Terrace, IL, 60181	Food and beverage	First lien senior secured loan	S+	5.00%		7/2027		51,943	51,924	51,662
Securonix, Inc.(9)—5080 Spectrum Drive, Addison, TX, 75001	Internet software and services	First lien senior secured loan	S+	3.50%	3.75%	4/2029		1,760	1,652	1,589
Sensor Technology Topco, Inc. (dba Humanetics)(14)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured EUR term loan	E+	6.75%		5/2028		€15,067	16,143	17,696
Sensor Technology Topco, Inc. (dba Humanetics)(14)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028		€343	366	403
Sensor Technology Topco, Inc. (dba Humanetics)(8)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured revolving loan	S+	6.50%		5/2028		2,423	2,414	2,423
Sensor Technology Topco, Inc. (dba Humanetics)(9)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured loan	S+	6.50%		5/2028		88,237	87,944	88,237
Sensor Technology Topco, Inc. (dba Humanetics)(9)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured delayed draw term loan	S+	6.94%		5/2028		1,689	1,688	1,689
Sentinel Buyer Corp. (dba SimpliSafe)(8)—100 Summer Street, Boston, MA, 02110	Household products	First lien senior secured loan	S+	5.00%		11/2032		40,313	39,916	39,909
Severin Acquisition, LLC (dba PowerSchool)(8)—150 Parkshore Drive, Folsom, CA, 95630	Education	First lien senior secured loan	S+	2.50%	2.25%	10/2031		1,524	1,498	1,505
Severin Acquisition, LLC (dba PowerSchool)(8)—150 Parkshore Drive, Folsom, CA, 95630	Education	First lien senior secured delayed draw term loan	S+	4.75%		10/2031		66	65	64
SimonMed, Inc.(9)—16220 North Scottsdale Road, Scottsdale, AZ, 85254	Healthcare providers and services	First lien senior secured loan	S+	4.75%		2/2032		854	851	848
SimonMed, Inc.(9)—16220 North Scottsdale Road, Scottsdale, AZ, 85254	Healthcare providers and services	First lien senior secured revolving loan	S+	4.55%		2/2031		44	43	43
Simplicity Financial Marketing Group Holdings, Inc.(9)—86 Summit Avenue, Summit, NJ, 07901	Insurance	First lien senior secured loan	S+	4.75%		12/2031		45,877	45,270	45,877
Sitecore Holding III A/S(14)—101 California StreetFloor 16, San Francisco, CA, 94111	Internet software and services	First lien senior secured EUR term loan	E+	7.00%		3/2029		€26,396	27,819	31,001
Sitecore Holding III A/S(9)—101 California StreetFloor 16, San Francisco, CA, 94111	Internet software and services	First lien senior secured loan	S+	7.00%		3/2029		4,577	4,556	4,577

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Sitecore USA, Inc.(9)—101 California StreetFloor 16, San Francisco, CA, 94111	Internet software and services	First lien senior secured loan	S+	7.00%		3/2029		27,591	27,470	27,591
Smarsh Inc.(9)—851 South West 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured loan	S+	4.75%		2/2029		2,066	2,046	2,055
Snowbird Manager LP—444 West Lake Street, Chicago, IL, 60606	Financial services	Limited Partner Interest	N/A			N/A	0.1%	786,491	4,225	4,212
Soleo Holdings, Inc.(9)—2801 Network Boulevard, Frisco, TX, 75034	Healthcare providers and services	First lien senior secured loan	S+	4.50%		2/2032		58,948	58,683	58,948
Sonny's Enterprises, LLC(9)—5870 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured loan	S+	5.50%		8/2028		289,872	287,484	288,422
Sonny's Enterprises, LLC(9)—5870 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured delayed draw term loan	S+	6.50%		8/2028		12,896	12,726	12,896
Sonny's Enterprises, LLC(9)—5870 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured revolving loan	S+	5.50%		8/2027		9,510	9,420	9,391
Space Exploration Technologies Corp.—1 Rocket Road, Hawthorne, CA, 90250	Aerospace and defense	Class A Common Stock	N/A			N/A	0.0%	46,605	2,557	18,053
Space Exploration Technologies Corp.—1 Rocket Road, Hawthorne, CA, 90250	Aerospace and defense	Class C Common Stock	N/A			N/A	0.0%	9,360	446	3,626
Spaceship Purchaser, Inc. (dba Squarespace)(9)—225 Varick Street, New York, NY, 10014	Internet software and services	First lien senior secured loan	S+	3.75%		10/2031		12,853	12,853	12,853
Spotless Brands, LLC(10)—2 Mid America Plaza, Oakbrook Terrace, IL, 60181	Automotive services	First lien senior secured loan	S+	5.75%		7/2028		94,049	92,805	94,049
Spotless Brands, LLC(8)—2 Mid America Plaza, Oakbrook Terrace, IL, 60181	Automotive services	First lien senior secured revolving loan	S+	5.75%		7/2028		522	508	522
Spotless Brands, LLC(9)—2 Mid America Plaza, Oakbrook Terrace, IL, 60181	Automotive services	First lien senior secured delayed draw term loan	S+	5.00%		7/2028		4,261	4,146	4,135
STS PARENT, LLC (dba STS Aviation Group)(9)—2000 Northeast Jensen Beach Boulevard, Jensen Beach, FL, 34957	Aerospace and defense	First lien senior secured loan	S+	5.00%		10/2031		114,425	113,463	113,281
STS PARENT, LLC (dba STS Aviation Group)(9)—2000 Northeast Jensen Beach Boulevard, Jensen Beach, FL, 34957	Aerospace and defense	First lien senior secured revolving loan	S+	5.00%		10/2030		9,127	9,043	8,999
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(6)—1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Human resource support services	Series A Preferred Stock	N/A		10.50%	N/A	0.0%	51,250	75,162	66,872
Swipe Acquisition Corporation (dba PLI)(8)—1030 East Craig Road North, Las Vegas, NV, 89030	Advertising and media	First lien senior secured loan	S+	5.00%		11/2027		42,489	42,256	42,382
Swipe Acquisition Corporation (dba PLI)(8)—1030 East Craig Road North, Las Vegas, NV, 89030	Advertising and media	First lien senior secured loan	S+	8.00%		11/2027		72,529	72,501	72,529
SWK BUYER, Inc. (dba Stonewall Kitchen)(9)—2 Stonewall Lane, York, ME, 03909	Consumer products	First lien senior secured loan	S+	5.25%		3/2029		1,456	1,419	1,412
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(9)—3207 Grey Hawk Court, Carlsbad, CA, 92029	Infrastructure and environmental services	First lien senior secured loan	S+	5.00%		3/2029		1,942	1,917	1,942

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units		Amortized Cost	Fair Value
TBRS, Inc. (dba TEAM Technologies)(9)—800 South Gay Street, Knoxville, TN, 37929	Healthcare equipment and services	First lien senior secured loan	S+	4.75%		11/2031		41,570		41,225	41,362
TCB Holdings I LLC (dba TricorBraun)(6)—6 City Place Drive, Saint Louis, MO, 63141	Containers and packaging	Class A Preferred Units	N/A		14.00%	N/A	0.0%	43,500		47,978	46,058
The Shade Store, LLC(9)—21 Abendroth Avenue, Port Chester, NY, 10573	Specialty Retail	First lien senior secured loan	S+		6.00%	10/2029		22,354		17,467	17,436
Themis Solutions Inc. (dba Clio)(8)—Suite 300 4611 Canada Way, Burnaby, BC V5G 4X3, Canada	Internet software and services	First lien senior secured loan	S+	1.75%	3.75%	10/2032		8,808		8,722	8,719
THG Acquisition, LLC (dba Hilb)(8)—1001 Pennsylvania Avenue, Northwest, Washington, DC, 20004	Insurance	First lien senior secured loan	S+	4.75%		10/2031		41,868		41,311	41,511
Thunder Purchaser, Inc. (dba Vector Solutions)(9)—4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	First lien senior secured loan	S+	5.25%		6/2028		105,094		104,258	105,094
Thunder Topco L.P. (dba Vector Solutions)—4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	Common Units	N/A			N/A	0.6%	5,968,267		6,324	7,100
Tivity Health, Inc.(8)—4031 Aspen Grove Drive, Franklin, TN, 37067	Healthcare providers and services	First lien senior secured loan	S+	5.00%		6/2029		977		969	977
Troon Golf, L.L.C.(9)—15044 North Scottsdale Road, Scottsdale, AZ, 85254	Leisure and entertainment	First lien senior secured loan	S+	4.50%		8/2028		86,223		85,565	86,223
Trucordia Insurance Holdings, LLC(8)—2745 West 600 North, Lindon, UT, 84042	Insurance	Second lien senior secured loan	S+	5.75%		6/2033		150,000		148,570	149,625
Unified Women's Healthcare, LP(8)—4010 West Boy Scout Boulevard, Tampa, FL, 33607	Healthcare providers and services	First lien senior secured delayed draw term loan	S+	5.00%		6/2029		17,140		16,989	17,140
Unified Women's Healthcare, LP(9)—4010 West Boy Scout Boulevard, Tampa, FL, 33607	Healthcare providers and services	First lien senior secured loan	S+	5.00%		6/2029		43,947		43,532	43,947
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)—99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured loan	S+	5.00%		12/2029		51,975		51,589	51,975
Valeris, Inc. (fka Phantom Purchaser, Inc.)(9)—150 Hilton Drive, Jeffersonville, IN, 47130	Healthcare providers and services	First lien senior secured loan	S+	5.00%		9/2031		42,131		41,565	42,131
Valor Compute Infrastructure L.P.—1450 Page Mill Road, Palo Alto, CA, 94304	Infrastructure and environmental services	LP Interest	N/A			N/A		1,583		1,583	1,583
VCI Asset Holdings 1 LLC(6)—1450 Page Mill Road, Palo Alto, CA, 94304	Infrastructure and environmental services	First lien senior secured loan	N/A	10.00%		11/2030		90,455		89,567	89,550
VCI Intermediate TopCo 1 LLC—1450 Page Mill Road, Palo Alto, CA, 94304	Infrastructure and environmental services	Class B Units	N/A			N/A		4,523		4,524	4,522
Vensure Employer Services, Inc.(9)—1475 South Price Road, Chandler, AZ, 85286	Professional services	First lien senior secured loan	S+	5.00%		9/2031		1,950		1,919	1,931
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(6)—689 Tank Farm Road, San Luis Obispo, CA, 93401	Internet software and services	Series A Preferred Stock	N/A		12.00%	N/A		21,250		27,761	31,440
Vermont Aus Pty Ltd(17)—1 Epping Road, North Ryde, New South Wales, 2113 Australia	Healthcare providers and services	First lien senior secured AUD term loan	BB+	4.50%		3/2028		A$	2,569	1,696	1,713
Vessco Midco Holdings, LLC(10)—8225 Upland Circle, Chanhassen, MN, 55317	Infrastructure and environmental services	First lien senior secured loan	S+	4.50%		7/2031		14,543		14,472	14,543

			Interest
($ in thousands) Company(7)	Industry	Type of Investment	Ref. Rate	Cash	PIK	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Vessco Midco Holdings, LLC(8)—8225 Upland Circle, Chanhassen, MN, 55317	Infrastructure and environmental services	First lien senior secured loan	S+	4.50%		7/2031		45,722	45,179	45,722
Vessco Midco Holdings, LLC(9)—8225 Upland Circle, Chanhassen, MN, 55317	Infrastructure and environmental services	First lien senior secured delayed draw term loan	S+	4.50%		7/2031		12,599	12,480	12,599
Vital Bidco AB (dba Vitamin Well)(8)—Sturegatan 11, Stockholm, NY, 11436	Food and beverage	First lien senior secured loan	S+	4.25%		10/2031		61,574	60,573	61,574
Walker Edison Furniture Company LLC(6)—1553 West 9000 South, West Jordan, UT, 84088	Household products	First lien senior secured loan	N/A	10.00%		2/2026		14,537	14,188	14,648
Walker Edison Furniture Company LLC(9)—1553 West 9000 South, West Jordan, UT, 84088	Household products	First lien senior secured loan	S+		6.75%	3/2027		51,391	25,259	483
Walker Edison Furniture Company LLC(9)—1553 West 9000 South, West Jordan, UT, 84088	Household products	First lien senior secured revolving loan	S+		6.25%	3/2027		14,575	13,355	—
Walker Edison Holdco LLC—1553 West 9000 South, West Jordan, UT, 84088	Household products	Common Units	N/A			N/A	36.4%	318,823	23,762	—
Windows Entities—40 West 57th Street, New York, NY, 10019	Manufacturing	LLC Units	N/A			N/A	22.5%	31,844	60,319	138,637
Wingspire Capital Holdings LLC—8000 Avalon Blvd., Suite 100, Alpharetta, GA 30009	Asset based lending and fund finance	Specialty finance equity investment	N/A			N/A	87.9%	501,000	500,552	607,284
Wipfli Advisory LLC(9)—10000 West Innovation Drive, Milwaukee, WI, 53226	Financial services	First lien senior secured loan	S+	4.50%		10/2032		26,231	26,168	26,155
WMC Bidco, Inc. (dba West Monroe)(6)—222 West Adams Street, Chicago, IL, 60606	Internet software and services	Senior Preferred Stock	N/A		11.25%	N/A	0.0%	50,077	77,502	78,491
WP Irving Co-Invest, L.P.—11511 Reed Hartman Highway, Blue Ash, OH, 45241	Healthcare technology	Partnership Units	N/A			N/A	0.0%	1,250,000	729	1,805
Wrench Group LLC(12)—1819 Main Street, Sarasota, FL, 34236	Buildings and real estate	First lien senior secured revolving loan	P+	3.75%		9/2031		2,562	2,485	2,494
Wrench Group LLC(9)—1819 Main Street, Sarasota, FL, 34236	Buildings and real estate	First lien senior secured loan	S+	4.75%		9/2032		100,670	100,087	100,166
WU Holdco, Inc. (dba PurposeBuilt Brands)(9)—755 Tri State Parkway, Gurnee, IL, 60031	Consumer products	First lien senior secured loan	S+	4.75%		4/2032		94,201	93,969	94,201
XOMA Corporation—2200 Powell Street, Emeryville, CA, 94608	Healthcare providers and services	Warrants	N/A			N/A	0.0%	36,000	269	346
Zendesk, Inc.(9)—181 South Fremont Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured loan	S+	5.00%		11/2028		109,267	107,865	109,267
Zoro TopCo, Inc.(9)—181 South Fremont Street, San Francisco, CA, 94105	Internet software and services	Series A Preferred Equity	S+		9.50%	N/A	0.0%	4,222	6,119	6,275
Zoro TopCo, L.P.—181 South Fremont Street, San Francisco, CA, 94105	Internet software and services	Class A Common Units	N/A			N/A	0.1%	1,064,900	10,830	11,952
Total									$16,422,581	$16,474,285
_______________
(1) - (5) Reserved.
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2025 was 3.42%.
(12)The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
(13)The interest rate on this loan is subject to 1 month EURIBOR, which as of December 31, 2025 was1.94%.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(15)Reserved.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of December 31, 2025 was 3.74%.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of December 31, 2025 was 3.73%.

Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We made our initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase our total commitment to $505 million.
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2025, our commitment to Amergin AssetCo was $267.9 million, of which $110.6 million was equity and $157.3 million was debt. As of December 31, 2025, the fair market value of our investment in Amergin Asset Management, LLC was $2.1 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of December 31, 2025, our investment in Fifth Season was $403.2 million at fair value. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of December 31, 2025, the fair value of our investment in LSI Financing DAC was $6.7 million and our total commitment was $6.8 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2025, our investment at fair value in LSI Financing LLC was $210.6 million and our total commitment was $274.2 million. We do not consolidate its equity interest in LSI Financing LLC.
BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.50 billion at cost and fair value, respectively, and ranging in cost from $24.8 million to $304.4 million and with fair value ranging from $24.8 million to $303.9 million. The largest investment is 62.0% of the total cost of BOCSO’s portfolio. As of December 31, 2025, the portfolio asset class composition was 62% ABF — Specialty finance, 33.0% ABF — Leasing, and 5.0% ABF — Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Joint Ventures
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Credit SLF Members. The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for the Credit SLF Supplemental Financial Information.
On June 30, 2025, Blue Owl Leasing, a Delaware limited liability company, was formed as a joint venture between the Blue Owl Leasing Members. The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in leases and loans. Investment decisions must be approved by Blue Owl Leasing. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing.
Refer to Exhibit 99.3 for the Blue Owl Leasing Supplemental Financial Information.

Results of Operations
For a discussion of our results for the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, filed with the SEC on February 19, 2025, which are incorporated herein by reference.
The table below presents our operating results for the following periods:

	For the Year Ended December 31,
($ in millions)	2025	2024	$ Change
Total Investment Income	$1,851.3	$1,596.8	$254.5
Less: Total Operating Expenses	1,038.9	844.1	194.8
Net Investment Income (Loss) Before Taxes	$812.4	$752.7	$59.7
Less: Income tax expense (benefit), including excise tax expense (benefit)	12.0	11.6	0.4
Net Investment Income (Loss) After Taxes	$800.4	$741.1	$59.3
Net change in unrealized gain (loss)	6.3	(50.2)	56.5
Net realized gain (loss)	(179.2)	(95.9)	(83.3)
Net Increase (Decrease) in Net Assets Resulting from Operations	$627.4	$595.0	$32.4
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment origination and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2025, our net asset value per share decreased, primarily driven by decreases in the fair value of certain investments, partially offset by accretive share repurchases.
On January 13, 2025, we completed the transactions contemplated by the OBDE Merger Agreement and OBDE was merged with and into us. The OBDE Mergers were accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to OBDE’s shareholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of OBDE investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the OBDE Mergers, we marked the investments to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on our Consolidated Statement of Operations. The purchase discount allocated to the loan investments acquired amortizes over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired does not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” for additional details.
As a supplement to our financial results reported in accordance with GAAP, we have provided, as detailed below, certain non-GAAP financial measures to our operating results that exclude the aforementioned purchase discount and the ongoing amortization thereof, as determined in accordance with GAAP. The non—GAAP financial measures include (i) adjusted net investment income after taxes; (ii) adjusted net realized and unrealized gains (losses); and (iii) adjusted net increase in net assets from operations. We believe that the adjustment to exclude the full effect of the purchase discount is meaningful because it is a measure that we and investors use to assess our financial condition and results of operations. Although these non—GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non—GAAP financial measures should not be considered an alternative to GAAP. The aforementioned non—GAAP financial measures may not be comparable to similar non—GAAP financial measures used by other companies.

For the Year Ended
($ in millions)	December 31, 2025
Net investment income after taxes:	$800.4
Less: Purchase discount amortization	(33.8)
Adjusted, Non—GAAP, Net Investment Income after Taxes	$766.6

Net realized and unrealized gains (losses):	$(173.0)
Net change in unrealized (appreciation) depreciation due to the purchase discount	(46.8)
Realized (gain) loss due to the purchase discount	(2.3)
Adjusted, Non—GAAP, Net Realized and Unrealized Gains (Losses)	$(222.1)

Net increase in net assets from operations:	$627.4
Less: Purchase discount amortization	(33.8)
Net change in unrealized (appreciation) depreciation due to the purchase discount	(46.8)
Realized (gain) loss due to the purchase discount	(2.3)
Adjusted, Non—GAAP, Net Increase in Net Assets from Operations	$544.5
Investment Income
The table below presents investment income for the following periods:

	For the Year Ended December 31,
($ in millions)	2025	2024	$ Change
Interest income from investments	$1,472.8	$1,200.0	$272.8
Payment-in-kind interest income from investments	127.4	175.6	(48.2)
Dividend income from investments	231.1	198.0	33.1
Other income	20.0	23.2	(3.2)
Total Investment Income	$1,851.3	$1,596.8	$254.5
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Investment income increased to $1.85 billion for the year ended December 31, 2025, from $1.60 billion for the year ended December 31, 2024, primarily due to higher interest income, as a result of an increase in the par value of our debt investments from our acquisition of OBDE, partially offset by a decrease in the weighted average yield of our debt portfolio from 10.4% to 9.5% year-over-year due to lower average interest rates. Included in the interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns increased to $67.5 million for the year ended December 31, 2025, from $44.7 million in the prior year period, due to an increase in repayment activity. For the years ended December 31, 2025 and 2024, as a percentage of total income, PIK income decreased to 9.9% from 13.3%, as a result of several investments converting to cash pay and lower levels of PIK investments acquired from OBDE. Dividend income increased to $231.1 million from $198.0 million in the prior year period, primarily due to an increase in dividends earned from our equity investments, as well as $775 million growth within our equity investment portfolio period over period. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents our expenses for the following periods:

	For the Year Ended December 31,
($ in millions)	2025	2024	$ Change
Interest expense	$595.8	$464.9	$130.9
Management fee, net(1)	252.0	193.6	58.4
Performance based incentive fees	162.4	157.2	5.2
Professional fees	13.7	13.6	0.1
Directors’ fees	1.7	1.3	0.4
Other general and administrative	13.3	13.5	(0.2)
Total Operating Expenses	$1,038.9	$844.1	$194.8
_______________
(1)Refer to “Note 3 – Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for additional details on management fee waiver.
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Total operating expenses increased for the year ended December 31, 2025, compared to the prior year period, primarily driven by increases in interest expense, management fees and incentive fees resulting from the OBDE Mergers. Interest expense increased due to an increase in daily average borrowings from $7.58 billion to $9.89 billion, primarily due to the assumption of OBDE’s debt facilities, and an increase in amortization of debt issuance costs, while the average interest rate remained flat period-over-period. Management fees increased due to an increase in average adjusted gross assets as a result of our acquisition of OBDE. Incentive fees increased due to an increase in net investment income, driven by an increase in the size of the income producing portfolio as a result of our acquisition of OBDE. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of December 31, 2025, we have generated undistributed taxable earnings “spillover” of approximately $0.36 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the years ended December 31, 2025 and 2024, we recorded U.S. federal and state income tax expense (benefit) of $12.0 million and $11.6 million, respectively, including U.S. federal excise tax expense (benefit) of $6.6 million and $7.4 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2025 and 2024, we recorded a current tax expense of approximately $(1.3) million and $2.5 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were as follows:

	For the Year Ended December 31,
($ in millions)	2025	2024	$ Change
Net change in unrealized gain (loss) on investments	$(8.1)	$(48.4)	$40.3
Income tax (provision) benefit	(3.1)	(0.7)	(2.4)
Net change in translation of assets and liabilities in foreign currencies and other transactions	17.5	(1.0)	18.5
Net Change in Unrealized Gain (Loss)	$6.3	$(50.1)	$56.4
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
For the year ended December 31, 2025, the net unrealized gain included $46.8 million of net unrealized gain due to purchase discount from the OBDE Mergers across 189 portfolio companies that were acquired, an increase in the fair value of certain debt and equity investments, as well as reversals of prior period unrealized losses that were realized during the period related to exited investments. This was partially offset by a decrease in the fair value of certain debt investments and reversals of prior period unrealized gains that were realized from investments exits.
For the year ended December 31, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of certain debt investments, partially offset by an increase in the fair value of certain equity investments, credit spreads tightening across broader markets, and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment. The ten largest contributors to the change in net unrealized gain (loss) on investments during the periods consisted of the following:

For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
Portfolio Company	Net Change in Unrealized Gain (Loss)	Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)		($ in millions)
H-Food Holdings, LLC	$115.3	KPCI Holdings, L.P.	$38.2
Remaining Portfolio Companies	73.3	Fifth Season Investments LLC(1)	20.9
Eagle Infrastructure Services, LLC(1)	33.4	The Better Being Co., LLC (fka Nutraceutical International Corporation)	20.4
Wingspire Capital Holdings LLC(1)	29.3	PHM Netherlands Midco B.V. (dba Loparex)	14.9
CIBT Global, Inc.	27.1	Remaining Portfolio Companies	21.6
Pluralsight, LLC(2)	(24.8)	Tall Tree Foods, Inc.	(12.9)
PCF Midco II, LLC (dba PCF Insurance Services)	(29.7)	PS Operating Company LLC (fka QC Supply, LLC)(1)	(13.5)
Ideal Image Development, LLC(2)	(36.0)	Cornerstone OnDemand, Inc.	(16.7)
Packaging Coordinators Midco, Inc.	(51.4)	National Dentex Labs LLC (fka Barracuda Dental LLC)	(22.5)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(56.9)	Walker Edison Furniture Company LLC(1)	(32.8)
Conair Holdings LLC	(87.7)	H-Food Holdings, LLC	(66.0)
Total	$(8.1)	Total	$(48.4)
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Year Ended December 31,
($ in millions)	2025	2024	$ Change
Net realized gain (loss) on investments	$(172.2)	$(86.4)	$(85.8)
Net realized gain (loss) on foreign currency transactions	(7.0)	(9.5)	2.5
Net Realized Gain (Loss)	$(179.2)	$(95.9)	$(83.3)

For the year ended December 31, 2025, we recognized net realized losses on investments of $172.2 million, primarily driven by the full or partial sales of investments and the restructuring of certain debt investments. We incurred additional losses of $7.0 million for the year ended December 31, 2025, on foreign currency transactions, primarily as a result of fluctuations in the GBP and EUR exchange rates vs. USD.
Realized Gross Internal Rate of Return
Since we began investing in 2016 through December 31, 2025, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $21.86 billion and total proceeds from these exited investments of $26.79 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of December 31, 2025, our weighted average total cost of debt was 6.0%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.

As of December 31, 2025 and 2024, our asset coverage ratio was 178% and 178%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of December 31, 2025, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2025, we had $3.26 billion available under our credit facilities.
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
As of December 31, 2025, we had $568.5 million in cash and restricted cash, including foreign cash. During the year ended December 31, 2025, $1.74 billion in cash was provided by operating activities, primarily as a result of sell downs and repayments of $4.44 billion and other operating activity of $718.9 million partially offset by funding portfolio investments of $3.42 billion. Cash used in financing activities was $1.69 billion during the period, which was primarily the result of net repayments of $768.6 million, distributions paid of $752.5 million, debt issuance costs of $20.9 million and share repurchases of $148.2 million, partially offset by equity issuances of $3.1 million.
Equity
Equity Issuances
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the OBDE Mergers, we issued an aggregate of approximately 120,630,330 shares of our common stock.
“At the Market” Offerings
We are party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that we may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of our common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common shares, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common shares with an aggregate offering amount of $746.9 million remained available for issuance as of December 31, 2025.
We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. There were no sales of our common stock during the year ended December 31, 2024. We issued and sold the following shares of common stock during the year ended December 31, 2025:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
($ in thousands, except share and per share data)
“At the market” offerings	200,603	$3,089	$19	$3,070	$15.40
	200,603	$3,089	$19	$3,070	$15.40
_______________
(1)Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

Distributions
The following tables present the distributions declared on shares of our common stock for the following periods:

	For the Year Ended December 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
November 4, 2025	December 31, 2025	January 15, 2026	$0.37
August 5, 2025	September 30, 2025	October 15, 2025	$0.37
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	$0.01
February 18, 2025	March 31, 2025	April 15, 2025	$0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	$0.05

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
November 5, 2024	December 31, 2024	January 15, 2025	$0.37
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	$0.05
August 6, 2024	September 30, 2024	October 15, 2024	$0.37
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	$0.06
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08
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

The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Year Ended December 31, 2025
Date Declared	Record Date	Payment Date	Shares
August 5, 2025	September 30, 2025	October 15, 2025	1,115,307	(1)
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	51,572	(1)
May 6, 2025	June 30, 2025	July 15, 2025	856,538	(1)
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	52,556	(1)
August 6, 2024	September 30, 2024	October 15, 2024	427,571	(1)
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
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
2024 Stock Repurchase Program
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. On November 6, 2025, the 2024 Stock Repurchase Program ended in accordance with its terms. There were no repurchases under the 2024 Stock Repurchase Program.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which we may repurchase up to $200.0 million of our common stock. Under the 2025 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date it was approved.

In the year ended December 31, 2025, we had the following repurchase activity:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2025 to November 30, 2025	6,329,465	$12.55	$79,449	$120,551
December 1, 2025 to December 31, 2025	5,270,273	$13.05	68,751	$51,800
	11,599,738		$148,200
Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods(4):

	As of December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)	$4,025,000	$1,012,000	$2,970,841	$(27,931)	$984,069
SPV Asset Facility II	300,000	161,700	137,146	(5,562)	156,138
SPV Asset Facility V	525,000	384,000	48,167	(5,001)	378,999
SPV Asset Facility VI	500,000	300,000	92,046	(4,041)	295,959
SPV Asset Facility VII	300,000	210,000	9,964	(1,601)	208,399
CLO I	390,000	390,000	—	(3,489)	386,511
CLO III	260,000	260,000	—	(1,727)	258,273
CLO IV	275,463	275,463	—	(3,346)	272,117
CLO V	509,625	509,625	—	(2,062)	507,563
CLO VII	330,500	330,500	—	(2,127)	328,373
CLO X	272,000	272,000	—	(1,797)	270,203
CLO XIV	260,000	260,000	—	(1,578)	258,422
2026 Notes	500,000	500,000	—	(91)	499,909
July 2026 Notes	1,000,000	1,000,000	—	(2,717)	997,283
2027 Notes(2)	500,000	500,000	—	(2,117)	483,987
April 2027 Notes	325,000	325,000	—	(1,078)	323,922
July 2027 Notes	250,000	250,000	—	(1,389)	248,611
2028 Notes	850,000	850,000	—	(6,549)	843,451
June 2028 Notes	100,000	100,000	—	(585)	99,415
2029 Notes(2)	1,000,000	1,000,000	—	(8,373)	1,002,667
2030 Notes(2)	500,000	500,000	—	(10,025)	495,805
Total Debt	$12,972,588	$9,390,288	$3,258,164	$(93,186)	$9,300,076
_______________
(1)The amount available is reduced by $42.2 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
(4)Refer to “Note 5 — Debt” to our consolidated financial statements included in this Annual Report for more information on our present debt obligations.

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
(4)The amount available is reduced by $43.2 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024
Interest expense	$557,444	$434,877
Amortization of debt issuance costs	40,193	30,661
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(1,835)	(623)
Net realized (gain) loss on interest rate swaps	(50)	—
Total Interest Expense	$595,752	$464,915
Average interest rate	5.6%	5.6%
Average daily borrowings	$9,892,759	$7,575,562
_______________
(1)Refer to “Note 5 — Debt” to our consolidated financial statements included in this Annual Report for details on each facility’s interest rate swap.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total unfunded revolving loan commitments	$888,190	$673,576
Total unfunded delayed draw loan commitments	652,746	607,998
Total unfunded debt commitments	1,540,936	1,281,574

Total unfunded specialty finance equity commitments	$129,076	$158,259
Total unfunded common equity commitments	4,946	—
Total unfunded equity commitments	134,022	158,259

Total Unfunded Commitments	$1,674,958	$1,439,833
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. On November 6, 2025, the 2024 Stock Repurchase Program ended in accordance with its terms. There were no repurchases under the 2024 Stock Repurchase Program.
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which we may repurchase up to $200.0 million of our common stock. Under the 2025 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date it was approved. Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Annual Report for further details on repurchases made during 2025.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2025, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of December 31, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,012,000	$—	$11,861	$1,000,139	$—
SPV Asset Facility II	161,700	—	—	—	161,700
SPV Asset Facility V	384,000	—	—	384,000	—
SPV Asset Facility VI	300,000	—	—	300,000	—
SPV Asset Facility VII	210,000	—	—	210,000	—
CLO I	390,000	—	—	—	390,000
CLO III	260,000	—	—	—	260,000
CLO IV	275,463	—	—	—	275,463
CLO V	509,625	—	—	—	509,625
CLO VII	330,500	—	—	—	330,500
CLO X	272,000	—	—	—	272,000
CLO XIV	260,000	—	—	—	260,000
2026 Notes	500,000	500,000	—	—	—
July 2026 Notes	1,000,000	1,000,000	—	—	—
2027 Notes	500,000	—	500,000	—	—
April 2027 Notes	325,000	—	325,000	—	—
July 2027 Notes	250,000	—	250,000	—	—
2028 Notes	850,000	—	850,000	—	—
June 2028 Notes	100,000	—	100,000	—	—
2029 Notes	1,000,000	—	—	1,000,000	—
2030 Notes	500,000	—	—	500,000	—
Total Contractual Obligations	$9,390,288	$1,500,000	$2,036,861	$3,394,139	$2,459,288
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
Additionally, we invest in Wingspire, Amergin AssetCo, Fifth Season, Credit SLF, Blue Owl Leasing and LSI Financing LLC, controlled affiliated investments, as defined in the 1940 Act and in LSI Financing DAC and BOCSO, non-controlled affiliated investments, as defined in the 1940 Act. Refer to “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for further details.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of our Adviser.
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.
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

Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must timely distribute (or be deemed to distribute) in each taxable year to our shareholders at least the sum of :
•90% of our investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•90% of our net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.
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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•certain undistributed amounts from previous years in which we paid no U.S. federal income tax.
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2016 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements. However, we will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains, not distributed (or deemed distributed) to our stockholders.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least (i) 90% of our “investment company taxable income” for that year, which is generally our net ordinary income plus the excess, if any, of our realized net short-term capital gains over our realized net long-term capital losses and (ii) our net tax-exempt income. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.
Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes imposed at corporate rates. We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2025. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Dividend
On February 18, 2026, our Board declared a first quarter dividend of $0.37 per share for stockholders of record as of March 31, 2026, payable on or before April 15, 2026.
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which we may repurchase up to $300 million of our common stock. Under the 2026 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved. Upon entering into the 2026 Stock Repurchase Program, the 2025 Stock Repurchase Program will terminate.
2026 Notes Repayment
On January 15, 2026, we repaid all $500.0 million of the 2026 Notes at 100.0% of their principal amount, plus the accrued interest thereon.
CLO XIV Redemption
On January 20, 2026, the CLO XIV Issuer redeemed all classes of the CLO XIV Debt in full, along with accrued and unpaid interest.
Asset Sale
On February 18, 2026, we entered into six separately negotiated loan sale agreements totaling $400.0 million in investment commitments (each, a “Subject Portfolio” and collectively, the “Subject Portfolios”). Excluding unfunded commitments, the aggregate fair value of the Subject Portfolios as of February 12, 2026 was $357.6 million, equivalent to 99.8% of par value. The Subject Portfolios consist of 91.9% first-lien investments, 4.7% second-lien investments and 3.4% unsecured investments and include investments in 74 portfolio companies across 24 industries. 98.3% of investments in the Subject Portfolios are floating rate and 100% of investments in the Subject Portfolios are 1- or 2-rated on our 5-point internal investment ratings scale. The Subject Portfolios have an average investment size of $4.8 million and a weighted average spread of 5.5% and consist of partial sales representing 5% of our exposure to each underlying portfolio company as of December 31, 2025. The settlement of the sales of such portfolio company investments is expected to be completed in the first quarter of 2026. We intend to use the proceeds from the loan sale agreements to repay indebtedness.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, the conflicts in the Middle East and North Africa regions, and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, a prolonged government shut down and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
As of December 31, 2025, 96.4% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility V, SPV Asset Facility VI and SPV Asset Facility VII bear interest at variable interest rates with a floor of 0%. The 2026 Notes, July 2026 Notes, 2027 Notes, April 2027 Notes, July 2027 Notes, 2028 Notes, June 2028 Notes, 2029 Notes and 2030 Notes bear interest at fixed rates. The 2027 Notes, 2029 Notes and 2030 Notes are hedged against interest rate swap instruments. CLO III, CLO IV, CLO VII, CLO X and CLO XIV bear interest at variables rates with a floor of 0%. CLO I and CLO V bear interest at fixed and variable rates with a floor of 0%.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$392,275	$188,877	$203,398
Up 200 basis points	261,517	125,918	135,599
Up 100 basis points	130,758	62,959	67,799
Down 100 basis points	(130,732)	(62,959)	(67,773)
Down 200 basis points	(261,326)	(125,918)	(135,408)
Down 300 basis points	(366,829)	(188,877)	(177,952)
_______________
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for more information on the income based fees.
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2025 and 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Capital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, broker, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Assessment of Fair Value of Investments
As discussed in Notes 4 and 6 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2025, the fair value of such investments (“Level 3 investments”) was $15.6 billion.

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

New York, New York
February 18, 2026

Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of December 31, 2025	As of December 31, 2024
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $14,060,097 and $11,511,987, respectively)	$13,995,055	$11,451,457
Non-controlled, affiliated investments (amortized cost of $176,078 and $233,105, respectively)	114,192	235,060
Controlled, affiliated investments (amortized cost of $2,181,604, and $1,424,298, respectively)	2,361,646	1,508,028
Total investments at fair value (amortized cost of $16,417,779 and $13,169,390, respectively)	16,470,893	13,194,545
Cash (restricted cash of $47,448 and $82,387, respectively)	558,703	505,692
Foreign cash (cost of $9,722 and $8,539, respectively)	9,839	8,464
Interest and dividend receivable	104,576	105,881
Receivable from a controlled affiliate	26,846	16,970
Prepaid expenses and other assets	15,508	34,012
Total Assets	$17,186,365	$13,865,564
Liabilities
Debt (net of unamortized debt issuance costs of $93,186 and $84,363, respectively)	$9,300,076	$7,457,702
Distribution payable	184,877	144,381
Management fee payable	63,145	49,058
Incentive fee payable	38,899	39,082
Payables to affiliates	12,572	6,083
Accrued expenses and other liabilities	189,517	216,417
Total Liabilities	$9,789,086	$7,912,723
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 499,448,499 and 390,217,304 shares issued and outstanding, respectively	4,994	3,902
Additional paid-in-capital	7,512,234	5,919,539
Accumulated undistributed (overdistributed) earnings	(119,949)	29,400
Total Net Assets	$7,397,279	$5,952,841
Total Liabilities and Net Assets	$17,186,365	$13,865,564
Net Asset Value Per Share	$14.81	$15.26

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,430,860	$1,168,652	$1,209,536
Payment-in-kind (“PIK”) interest income	124,592	172,852	169,763
Dividend income	83,813	78,482	72,936
Other income	19,735	22,451	14,755
Total investment income from non-controlled, non-affiliated investments	1,659,000	1,442,437	1,466,990
Investment income from non-controlled, affiliated investments:
Interest income	1,685	1,038	—
Payment-in-kind (“PIK”) interest income	2,835	1,128	—
Dividend income	961	932	252
Other income	122	40	—
Total investment income from non-controlled, affiliated investments	5,603	3,138	252
Investment income from controlled, affiliated investments:
Interest income	40,237	30,308	20,174
Payment-in-kind (“PIK”) interest income	—	1,666	1,934
Dividend income	146,337	118,538	91,802
Other income	127	671	942
Total investment income from controlled, affiliated investments	186,701	151,183	114,852
Total Investment Income	1,851,304	1,596,758	1,582,094
Operating Expenses
Interest expense	595,752	464,915	436,306
Management fees, net(1)	251,984	193,570	191,622
Performance based incentive fees	162,400	157,193	159,857
Professional fees	13,748	13,602	15,532
Directors' fees	1,718	1,280	1,280
Other general and administrative	13,343	13,495	11,127
Total Operating Expenses	1,038,945	844,055	815,724
Net Investment Income (Loss) Before Taxes	812,359	752,703	766,370
Income tax expense (benefit), including excise tax expense (benefit)	12,001	11,646	12,759
Net Investment Income (Loss) After Taxes	$800,358	$741,057	$753,611
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(40,597)	$(45,932)	$90,497
Non-controlled, affiliated investments	(61,023)	951	1,033
Controlled, affiliated investments	93,494	(3,438)	213
Translation of assets and liabilities in foreign currencies and other transactions	17,508	(1,041)	5,808
Income tax (provision) benefit	(3,084)	(709)	(4,605)
Total Net Change in Unrealized Gain (Loss)	6,298	(50,169)	92,946
Net realized gain (loss):
Non-controlled, non-affiliated investments	(172,317)	(62,453)	(52,003)
Non-controlled, affiliated investments	—	1,827	—
Controlled, affiliated investments	65	(25,771)	—
Foreign currency transactions	(6,997)	(9,511)	(1,242)
Total Net Realized Gain (Loss)	(179,249)	(95,908)	(53,245)
Total Net Realized and Change in Unrealized Gain (Loss)	(172,951)	(146,077)	39,701
Net Increase (Decrease) in Net Assets Resulting from Operations	$627,407	$594,980	$793,312
Earnings Per Share - Basic and Diluted	$1.24	$1.53	$2.03
Weighted Average Shares Outstanding - Basic and Diluted	506,099,539	390,068,596	390,104,585
_______________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	$42,404	$42,058	$42,404
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.25%		2/2031	151,694	150,274	151,694
							192,332	194,098	2.6%
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(3)(4)(9)	First lien senior secured loan	S+	0.84%	5.66%	7/2027	42,510	33,546	21,467
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2032	15,385	15,309	15,308
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.39%		3/2032	628	613	612
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	60,393	57,591	47,294
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	114,425	113,463	113,281
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	9,127	9,043	8,999
							229,565	206,961	2.8%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+		7.50%	9/2027	£12,369	15,375	16,637
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€53,248	56,596	62,537
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£54,489	69,134	73,291
							141,105	152,465	2.1%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		9/2032	75,528	75,038	75,339
Spotless Brands, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		7/2028	94,049	92,805	94,049
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		7/2028	4,261	4,146	4,135
Spotless Brands, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		7/2028	522	508	522
							172,497	174,045	2.4%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	202,868	201,437	202,868
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	446,001	444,229	446,001
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	100,670	100,087	100,166

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Wrench Group LLC(3)(4)(12)	First lien senior secured revolving loan	P+	3.75%		9/2031	2,562	2,485	2,494
							748,238	751,529	10.2%
Business services
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,136	72,487	75,325
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		11/2030	1,289	1,266	1,285
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	4.75%		8/2028	11,801	11,628	10,430
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	131,406	130,332	130,092
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		6/2030	2,397	2,329	2,217
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.75%		7/2027	32,919	32,725	32,919
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	127,350	126,990	127,350
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	6,316	6,483	9,117
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	43,125	40,077	39,137
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	31	29	28
							424,346	427,900	5.8%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(8)	Second lien senior secured loan	S+	7.75%		11/2028	16,500	16,200	14,726
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		6/2031	81,400	80,503	80,569
Gaylord Chemical Company, L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.75%		12/2027	184,108	183,107	183,647
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		12/2027	10,648	10,635	10,605
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	260,359	255,616	260,359
							546,061	549,906	7.4%
Consumer products
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	12,409	11,383	6,360
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	161,616	158,772	72,727
Feradyne Outdoors, LLC(3)(4)(9)(28)	First lien senior secured loan	S+		6.75%	5/2028	80,768	78,196	54,518
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	53,171	52,705	52,906
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2027	102,561	101,441	102,304
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	1,456	1,419	1,412

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	94,201	93,969	94,201
							497,885	384,428	5.2%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	101,369	100,967	101,369
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	1,304	1,273	1,304
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	72,236	71,220	72,236
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	35,100	34,244	34,398
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.30%		10/2027	1,053	1,006	981
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	11,081	10,962	11,081
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	28,167	27,863	28,167
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	164,333	162,669	164,333
							410,204	413,869	5.6%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	64,629	64,190	64,144
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	128,693	127,726	126,763
Offen, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		7/2030	16,308	16,157	16,145
							208,073	207,052	2.8%
Education
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	1,524	1,498	1,505
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	66	65	64
							1,563	1,569	—%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	79,931	79,184	79,931
							79,184	79,931	1.1%
Financial services
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	87,280	86,045	87,280
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	39,660	39,104	39,660
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	7,500	7,438	7,444
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	116,859	116,300	116,275
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	27,688	27,466	27,896

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2031	8,156	7,963	8,156
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	255,802	252,824	255,802
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	47,673	47,507	47,673
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	2,066	2,046	2,055
Wipfli Advisory LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	26,231	26,168	26,155
							613,861	619,396	8.4%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	28,000	27,799	22,540
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030	37,394	36,702	37,394
BP Veraison Buyer, LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2029	137,357	136,112	137,357
Eagle Family Foods Group LLC(3)(4)(10)	First lien senior secured loan	S+	5.00%		8/2030	2,427	2,395	2,427
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	956	956	945
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+		6.25%	6/2030	105,116	103,921	105,116
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	17,134	17,000	17,134
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	30,922	30,386	30,846
KBP Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2027	1,079	1,054	1,057
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028	851	843	806
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	357,284	353,680	357,284
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2027	51,943	51,924	51,662
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	61,574	60,573	61,574
							823,345	826,142	11.2%
Healthcare equipment and services
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2032	34,722	34,552	34,549
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	9,663	9,604	9,663
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.00%		9/2030	€4,662	4,835	5,475
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.06%		9/2030	856	849	856

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032	785	777	785
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	113,368	111,116	112,801
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029	4,955	4,855	4,955
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.50%		3/2031	1,132	1,025	1,019
Nelipak Holding Company(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2031	32,058	31,492	31,548
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€47,237	49,629	54,645
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(13)(22)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031	€301	256	296
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	157,976	156,175	157,186
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	4.75%		10/2032	£14,443	18,974	19,329
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		1/2032	782	775	778
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(22)(31)	First lien senior secured loan	S+	4.75%		1/2028	157,996	156,822	157,996
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	25,721	25,676	25,721
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	40,670	40,278	40,264
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	41,570	41,225	41,362
							688,915	699,228	9.5%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	6,880	6,880	6,846
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	6.50%		6/2029	4,454	4,383	4,454
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	3,128	3,066	3,121
Bristol Hospice L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2032	41,993	41,791	41,993
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	56,102	55,813	56,102
Confluent Health, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2028	4,913	4,790	4,434
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	30,000	28,902	29,025
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.18%	2.75%	7/2029	1,605	1,566	1,521
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured delayed draw term loan	S+	3.08%	2.75%	7/2029	521	509	494
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	102,565	101,589	102,565

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028	132,032	130,839	132,032
KABAFUSION Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	48,613	48,020	48,613
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	121,761	120,368	121,457
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(10)(22)	First lien senior secured loan	S+	4.00%		9/2030	643	639	643
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	72,776	72,123	72,776
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured loan	S+		10.00%	4/2026	145,775	129,794	57,581
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		12.00%	4/2026	22,178	14,248	8,760
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		10.00%	1/2026	7,470	7,376	7,470
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured revolving loan	S+	9.00%		4/2026	10,817	10,147	4,207
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		9.00%	4/2026	806	—	318
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	7,659	7,554	7,659
OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	164,531	162,834	164,531
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	48,719	47,785	48,597
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	131,005	128,858	117,905
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	1,830	1,630	—
Physician Partners, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		12/2029	11,372	10,821	10,207
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	6,514	4,301	3,070
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+	5.75%		5/2029	1,391	1,332	1,078
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	53	49	41
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	5.75%		5/2028	159	149	123
PPV Intermediate Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		8/2029	28,745	28,287	28,363
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	1,759	1,733	1,746
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	3.74%	2.26%	3/2026	49,644	49,630	44,680
Premise Health Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2032	78,305	77,991	77,522

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
Quva Pharma, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		4/2026	3,835		3,821	3,679
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	67,315		66,357	65,295
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2026	5,130		5,054	4,976
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	854		851	848
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.55%		2/2031	44		43	43
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	58,948		58,683	58,948
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	977		969	977
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	43,947		43,532	43,947
Unified Women's Healthcare, LP(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	17,140		16,989	17,140
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	42,131		41,565	42,131
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	BB+	4.50%		3/2028	A$	2,569	1,696	1,713
								1,545,357	1,449,631	19.6%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	161,628		159,558	160,011
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	35,342		34,886	34,989
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026	14,584		14,501	14,409
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	88,979		87,891	88,979
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031	12,910		12,848	12,845
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	24,632		24,015	23,893
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	272		251	211
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	21,840		21,452	21,403
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	334		334	327
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	1,586		1,557	1,545
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	153,346		153,160	150,279

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	63,316	63,316	58,250
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	6.50%		8/2026	168,668	167,605	168,668
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028	72,897	72,646	72,511
Klick Inc.(3)(4)(8)(31)	First lien senior secured loan	S+	5.00%		11/2032	71,806	71,453	71,447
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	772	765	768
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	56,403	56,404	56,403
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£26,120	35,250	35,133
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	41,293	40,697	41,293
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031	333	295	333
							1,018,884	1,013,697	13.7%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	3.25%	3.75%	11/2028	194,861	194,123	179,760
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2028	10,806	10,631	9,517
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	8,873	8,673	8,429
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	1,766	1,742	1,693
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	5.75%		4/2029	27,772	27,262	26,731
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	40,313	39,916	39,909
							282,347	266,039	3.6%
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	160,417	153,895	144,375
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	117,139	116,125	117,139
							270,020	261,514	3.5%
Infrastructure and environmental services
AWP Group Holdings, Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		12/2030	967	943	957
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	54,882	54,273	54,882
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	927	917	911
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	50	49	48

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	1,942	1,917	1,942
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	90,455	89,567	89,550
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	45,722	45,179	45,722
Vessco Midco Holdings, LLC(3)(4)(10)	First lien senior secured loan	S+	4.50%		7/2031	14,543	14,472	14,543
Vessco Midco Holdings, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		7/2031	12,599	12,480	12,599
							219,797	221,154	3.0%
Insurance
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	13,254	13,012	13,188
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	167	163	162
Brightway Holdings, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.75%		12/2027	52,568	52,031	52,568
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.75%		12/2027	17,919	17,806	17,919
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2030	24,922	24,686	24,922
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	941	932	941
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	703	698	703
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	97,956	97,027	97,956
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.60%	7/2030	68,189	67,578	68,189
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured loan	S+	5.50%		11/2029	2,427	2,316	1,389
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	4.50%	7.11%	8/2029	3,955	1,661	—
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	45,877	45,270	45,877
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	41,868	41,311	41,511
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	150,000	148,570	149,625
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2029	51,975	51,589	51,975
							564,650	566,925	7.7%
Internet software and services
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	7,887	7,697	7,802
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	707	701	705

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	64,180	64,180	64,180
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	19,226	18,878	19,226
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.65%		1/2031	437	433	437
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£2,960	3,591	3,961
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	12,011	11,911	12,011
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	15,817	15,587	15,817
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	12,667	11,965	10,225
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	88,925	88,701	88,925
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	1,832	1,817	1,832
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	6.50%		12/2028	70,843	70,609	70,843
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	4,694	4,694	4,694
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	41,947	41,355	41,318
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	22,551	22,135	22,070
CivicPlus, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	70,616	70,297	70,616
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.50%		8/2030	9,611	9,563	9,611
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	1,547	1,534	1,547
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	21,389	21,177	21,389
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	148,219	145,888	147,108
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	5.75%		3/2028	87,526	86,631	87,526
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	77,364	76,223	76,204
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.25%		11/2027	23,187	22,920	23,187
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	43,387	42,975	43,061
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€5,300	6,193	6,210
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	17,563	17,522	17,519
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	17,873	17,648	17,873

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	2,647	2,603	2,641
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	9,582	9,391	9,482
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2027	51,309	51,215	51,309
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	66,133	66,133	66,133
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	4,197	4,197	4,197
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	900	897	900
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	161,317	160,714	161,317
MINDBODY, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.00%		9/2027	62,018	61,881	62,018
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	11,882	11,638	11,793
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.50%		12/2027	90	84	82
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	23,128	22,675	22,832
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	71,989	71,302	71,989
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	1,760	1,652	1,589
Sitecore Holding III A/S(3)(4)(9)	First lien senior secured loan	S+	7.00%		3/2029	4,577	4,556	4,577
Sitecore Holding III A/S(3)(4)(14)	First lien senior secured EUR term loan	E+	7.00%		3/2029	€26,396	27,819	31,001
Sitecore USA, Inc.(3)(4)(9)	First lien senior secured loan	S+	7.00%		3/2029	27,591	27,470	27,591
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	12,853	12,853	12,853
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	8,808	8,722	8,719
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	105,094	104,258	105,094
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	109,267	107,865	109,267
							1,640,750	1,651,281	22.3%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	208,759	205,950	208,759
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	34,913	34,748	34,738
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	86,223	85,565	86,223
							326,263	329,720	4.5%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	148,849	146,533	148,849

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	31,581	31,257	31,581
Helix Acquisition Holdings, Inc. (dba MW Industries)(3)(4)(8)	First lien senior secured loan	S+	6.98%		3/2030	946	926	939
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	8.75%		2/2027	786	786	794
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	4.50%		7/2027	4,122	3,881	4,122
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.75%		7/2027	112,000	109,847	97,720
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.50%		7/2027	21,000	20,366	19,793
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	106,134	105,600	103,194
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	2,488	2,456	2,432
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	289,872	287,484	288,422
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	12,896	12,726	12,896
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	9,510	9,420	9,391
							731,282	720,133	9.7%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	1,213	1,205	1,213
							1,205	1,213	—%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	25,974	25,648	25,519
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	1,273	1,249	1,218
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	155,495	154,351	155,495
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	49,443	48,563	48,949
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	28,900	28,492	28,819
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	101,311	100,641	101,311
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	88,237	87,944	88,237
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€15,067	16,143	17,696
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.94%		5/2028	1,689	1,688	1,689
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028	€343	366	403

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	2,423	2,414	2,423
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	1,950	1,919	1,931
							469,418	473,690	6.4%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		3/2030	162,512	160,342	162,512
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	62,927	62,402	61,354
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+		6.00%	10/2029	22,354	17,467	17,436
							240,211	241,302	3.3%
Telecommunications
EOS Finco S.A.R.L(3)(9)(28)(31)	First lien senior secured loan	S+		6.00%	10/2029	39,724	22,269	9,820
							22,269	9,820	0.1%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		5/2030	4,789	4,786	4,789
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	71,005	71,005	71,005
							75,791	75,794	1.0%
Total non-controlled/non-affiliated debt investments							$13,185,418	$12,970,432	175.3%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)							$(4,758)	$(3,039)	—%
Total non-controlled/non-affiliated portfolio company debt investments							$13,180,660	$12,967,393	175.3%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	46,605	2,557	18,053
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class C Common Stock	N/A			N/A	9,360	446	3,626
							3,003	21,679	0.3%
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	50,000,000	382	2,137
							382	2,137	—%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	73,986	77,334	98,478
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	182,000	248,320	251,546
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	1,509,287	12,207	14,517
							337,861	364,541	4.9%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	2,613,518	1,920	314

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Dodge Construction Network Holdings, L.P.(3)(4)(6)(30)	Series A Preferred Units	N/A		8.25%	N/A	—	50	32
							1,970	346	—%
Business services
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	2,640,000	2,728	3,812
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	12,600	17,375	17,318
							20,103	21,130	0.3%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	73,571	7,442	1,195
							7,442	1,195	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	43,500	47,978	46,058
							47,978	46,058	0.6%
Financial services
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	179,529	975	1
Snowbird Manager LP(3)(5)(29)(30)(31)	Limited Partner Interest	N/A			N/A	786,491	4,225	4,212
							5,200	4,213	0.1%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	15,004	129	189
							129	189	—%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	851,604	8,516	8,516
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	280,899	268	292
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	9,739	14,030	14,020
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	134,107	266	975
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	238,095	260	245
							23,340	24,048	0.3%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	3,067,771	3,086	3,360
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	9,687	9,376	11,450
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	542	5,522	7,526
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	15,050	19,792	16,763
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	36,000	269	346
							38,045	39,445	0.5%
Healthcare technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,269,969	823	1,834
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	9,000	13,460	13,558
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	170	181	182
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	1,250,000	729	1,805
							15,193	17,379	0.2%
Household products
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	1,955	1,955	1,955
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	1,954,656	—	—
							1,955	1,955	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	51,250	75,162	66,872
		N/A					75,162	66,872	0.9%
Infrastructure and environmental services
Valor Compute Infrastructure L.P.(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	$1,583	1,583	1,583
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	$4,523	4,524	4,522
							6,107	6,105	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	5,641	254	249
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	51,757	5,279	6,685
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	33,357	186	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	124,940	1,253	1,312

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	17,500	18,225	22,045
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	1,624,016	5,437	4,270
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	20,983	24,397	31,060
							55,031	65,621	0.9%
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	16,929	153	211
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	148,430	790	166
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	9,233,282	10,049	15,495
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,007	7,542	13,787
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	—	1,817	2,255
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	9,657	3,669	3,669
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	5,502	5,502	5,502
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	12,000	12,582	15,759
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	4,027	4,182	6,555
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	5,968,267	6,324	7,100
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		12.00%	N/A	21,250	27,761	31,440
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	50,077	77,502	78,491
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	1,064,900	10,830	11,952
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	4,222	6,119	6,275
							174,822	198,657	2.7%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	48,099	5,395	7,455
Windows Entities(3)(4)(30)(31)(32)	LLC Units	N/A			N/A	31,844	60,319	138,637
							65,714	146,092	2.0%
Total non-controlled/non-affiliated portfolio company equity investments							$879,437	$1,027,662	13.9%
Total non-controlled/non-affiliated portfolio company investments							$14,060,097	$13,995,055	189.2%

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Education

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	23,187	23,110	22,723
Pluralsight, LLC(3)(4)(9)(24)(28)	First lien senior secured loan	S+		7.50%	8/2029	26,609	25,749	21,753
							48,859	44,476	0.6%
Specialty retail
Ideal Image Development, LLC(3)(4)(9)(22)(24)(28)	First lien senior secured loan	S+		6.50%	2/2029	11,840	10,695	—
Ideal Image Development, LLC(3)(4)(9)(22)(24)(28)	First lien senior secured revolving loan	S+	6.00%		2/2029	2,382	2,255	1,398
							12,950	1,398	—%
Total non-controlled/affiliated debt investments							61,809	45,874	0.6%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)							$—	$(266)	—%
Total non-controlled/affiliated portfolio company debt investments							$61,809	$45,608	0.6%

Equity Investments
Asset based lending and fund finance
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	62,042	62,042	61,927
							62,042	61,927	0.8%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	7,619,079	20,149	—
							20,149	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	6,748	6,785	6,657
							6,785	6,657	0.1%
Specialty retail
Ideal Topco, L.P.(3)(4)(24)(29)(30)	Class A-2 Common Units	N/A			N/A	10,365,854	—	—
Ideal Topco, L.P.(3)(4)(24)(29)(30)	Class A-1 Preferred Units	N/A			N/A	25,914,634	25,293	—
							25,293	—	—%
Total non-controlled/affiliated equity portfolio company investments							$114,269	$68,584	0.9%
Total non-controlled/affiliated portfolio company investments							$176,078	$114,192	1.5%

Controlled/affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(24)	First lien senior secured loan	S+	8.00%		11/2027	72,529	72,501	72,529
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(22)(24)	First lien senior secured loan	S+	5.00%		11/2027	42,489	42,256	42,382
							114,757	114,911	1.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	68,514	68,385	68,514
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	88,783	88,619	88,783
							157,004	157,297	2.1%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(4)(9)(24)(28)	First lien senior secured loan	S+		6.26%	12/2026	16,985	13,366	4,161
PS Operating Company LLC (fka QC Supply, LLC)(4)(9)(22)(24)(28)	First lien senior secured revolving loan	S+	6.00%		12/2026	4,594	3,513	(7)
							16,879	4,154	0.1%
Household products
Walker Edison Furniture Company LLC(3)(4)(9)(22)(24)(28)	First lien senior secured loan	S+		6.75%	3/2027	51,391	25,259	483
Walker Edison Furniture Company LLC(3)(4)(6)(22)(24)(28)	First lien senior secured loan	N/A	10.00%		2/2026	14,537	14,188	14,648
Walker Edison Furniture Company LLC(3)(4)(9)(22)(24)(28)	First lien senior secured revolving loan	S+		6.25%	3/2027	14,575	13,355	—
							52,802	15,131	0.2%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(9)(24)	First lien senior secured loan	S+	7.50%		4/2028	87,138	86,239	87,138
							86,239	87,138	1.2%
Specialty retail
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		9.00%	12/2031	20,641	20,436	20,435
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		7.25%	12/2030	43,003	42,815	42,788
							63,251	63,223	0.9%
Total controlled/affiliated debt portfolio company investments							$490,932	$441,854	6.0%
Total controlled/affiliated misc. debt commitments(22)(23)(Note 8)							(44)	(87)	—%
Total controlled/affiliated debt portfolio company investments							$490,888	$441,767	6.0%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	86,745	48,007	87,401
							48,007	87,401	1.2%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	30,937	31,431	40,556
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	34,308	35,325	54,374

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Wingspire Capital Holdings LLC(3)(4)(22)(24)(26)(30)	Specialty finance equity investment	N/A			N/A	501,000	500,552	607,284
							567,308	702,214	9.5%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	248,271	4,300	—
							4,300	—	—%
Household products
Walker Edison Holdco LLC(3)(4)(24)(29)(30)	Common Units	N/A			N/A	318,823	23,762	—
							23,762	—	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(24)(29)(30)	Common Units	N/A			N/A	576,276	24,058	58,384
							24,058	58,384	0.8%
Insurance
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	36	364,593	403,170
							364,593	403,170	5.5%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	421,348	421,353	415,248
Blue Owl Leasing LLC(3)(5)(24)(26)(29)(30)(31)	LLC Interest	N/A			N/A	860	860	857
							422,213	416,105	5.6%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	194,833	194,504	210,634
							194,504	210,634	2.8%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(24)(29)(30)	Class B Common Stock	N/A			N/A	3,440	41,971	41,971
							41,971	41,971	0.6%
Total controlled/affiliated equity company investments							$1,690,716	$1,919,879	26.0%
Total controlled/affiliated portfolio company investments							$2,181,604	$2,361,646	31.9%
Total Investments							$16,417,779	$16,470,893	222.7%

Interest Rate Swaps as of December 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	1/15/2027	$500,000	$(13,370)	$—	$18,461	2027 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 2.255%	2/15/2029	600,000	3,645	—	8,799	2029 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 1.922%	2/15/2029	400,000	7,185	—	8,441	2029 Notes	Notes 5 and 7
Interest rate swap	6.20%	S + 2.392%	7/15/2030	500,000	5,663	—	5,663	2030 Notes	Notes 5 and 7
Total				$2,000,000	$3,123		$41,364

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

	Forward Contracts as of December 31, 2025
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Change in Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$126,248		£94,190	Goldman Sachs Bank USA	1/20/2026	$(668)
Foreign currency forward contract	$19,549		£14,775	SMBC	1/20/2026	(359)
Foreign currency forward contract	$247,528		€208,670	Goldman Sachs Bank USA	7/17/2026	256
Foreign currency forward contract	$6,296		€5,301	SMBC	7/17/2026	15
Foreign currency forward contract	$1,685	A$	2,580	Goldman Sachs Bank USA	1/20/2026	(37)
Total						$(793)
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on the Company’s restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See “Note 3 — Agreements and Related Party Transactions.”
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(11)Reserved.
(12)The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
(13)The interest rate on this loan is subject to 1 month EURIBOR, which as of December 31, 2025 was 1.94%.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(15)Reserved.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of December 31, 2025 was 3.74%.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of December 31, 2025 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$76,215	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	340	1,170	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	143	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	1,895	87	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	6,688	4,130	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured delayed draw term loan	11/2027	—	20,833	(52)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,940	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	14,458	19,280	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	856	173	—
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	1/2027	17,919	5,684	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	117	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	219	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	2,010	2,463	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	112	8,843	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	510	8,827	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	9,611	6,679	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	429	850	(1)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	15,339	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	140	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	600	2,462	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	740	(4)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	8,636	3,532	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	29,004	(145)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	2,272	13,957	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	5,093	(64)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	7,000	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	6,380	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	34,080	6,752	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	634	2,471	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(7)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	121	204	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	12/2028	—	6,996	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	—	6,410	(16)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	2,452	4,522	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	6,224	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	4,762	(24)
Klick Inc.	First lien senior secured delayed draw term loan	11/2027	—	7,659	(19)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	1,655	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	44,410	1,001	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	83	317	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	12/2027	356	498	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	32,993	2,908	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	15,101	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	7,204	29,586	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	16,172	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	3,214	9,308	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	21,742	(178)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	6,262	3,848	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	782	2,324	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	21,550	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	7,442	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	4,907	—
Premise Health Holding Corp.	First lien senior secured delayed draw term loan	11/2027	—	6,932	(35)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	12,722	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	3,996	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	3,358	(17)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	66	248	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	101	44	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	5,202	5,702	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	373	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	8,651	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	12,896	14,737	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	2,492	—
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	4,261	25,239	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	32,025	(160)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	140	337	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	4,887	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	3,750	(38)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	2,526	6,172	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	6,185	6,248	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	3,086	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	31	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	12,599	2,642	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	—	14,139	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	—	9,837	(14)
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	13,728	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	22,823	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	5/2026	—	7,963	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	32,230	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	943	(9)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	167	833	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	11,667	—
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	7/2027	3,554	—	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	437	1,092	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured multi-currency revolving loan	11/2032	—	6,944	(35)
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	1,304	5,941	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,100	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	1,140	7,004	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	27,139	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	60	66	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,758	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	16,190	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,538	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	1,832	5,555	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	14,584	2,917	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	9,563	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	—	436	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,440	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	27,932	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	4,007	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	1,739	3,524	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	3,178	(48)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	6	96	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	205	1,469	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,112	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	4,887	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	—	281	(1)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	10,226	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	107	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	16,401	(82)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	14,870	(112)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,663	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	12,168	(122)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	10,864	(54)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	6,817	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	7,736	(116)
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	380	808	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	9,481	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	2,397	15,579	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	303	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	2,409	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,488	(34)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	1,273	1,910	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	8,114	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	7,000	(35)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	52	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	956	7,241	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(3)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	1,053	2,557	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	4,791	(24)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	5,220	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	4,537	—
Galls, LLC	First lien senior secured revolving loan	3/2030	5,320	11,048	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	69	323	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	10,648	6,526	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	7,891	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	50	61	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	272	1,770	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	2,467	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	92	156	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2027	—	16,250	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	10,835	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	628	2,577	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2028	10,806	5,825	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	2,379	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	3,198	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	511	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	12,513	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	200	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,586	501	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,623	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	1,128	4,513	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	11,175	—	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	4,007	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	3,889	—
Klick Inc.	First lien senior secured revolving loan	11/2031	—	7,659	(38)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	114	1,333	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	16,029	(40)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	476	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	—	12,353	(31)
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	8,595	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	10,511	(26)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	12,129	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	1,766	168	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	7,643	11,464	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2027	—	8,112	(203)
MINDBODY, Inc.	First lien senior secured revolving loan	9/2027	—	6,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	90	987	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	20,009	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	18,843	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	10,817	109	—
National Dentex Labs LLC (fka Barracuda Dental LLC)*	First lien senior secured revolving loan	4/2026	806	—	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	557	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	354	3,702	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	1,132	6,413	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	2,210	—
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	8/2029	3,955	—	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	21,999	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	2,185	(22)
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(6)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	16,889	(84)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	279	3,442	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	1,157	15,036	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	1,338	486	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	1,830	16,469	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	159	—	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	260	1,821	—
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	8,920	(89)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	208	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	9,429	—
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	3,835	1,347	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	8,655	—
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	4,480	(45)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	11,139	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	333	3,663	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	4,774	4,226	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	305	(30)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	2,423	4,846	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	189	(2)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	5,464	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	44	53	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	77	121	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	8,651	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	4,444	(878)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	9,510	14,188	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	2,076	—
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	522	2,088	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	9,127	3,683	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	140	(4)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	253	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	—	5,585	(28)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	3,125	(31)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	572	3,782	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	8,545	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	6,248	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	1,755	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	177	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	5,335	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	5,443	(14)
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	5,080	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	14,522	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	6,558	(19)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	2,562	11,165	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	609	6,492	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	9,557	—
Total non-controlled/non-affiliated - debt commitments			$381,852	$1,511,879	$(3,039)
Non-controlled/non-affiliated - equity commitments
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	$12,207	$2,006	$—
Valor Compute Infrastructure L.P.	LP Interest	N/A	1,583	2,940	—
Total non-controlled/non-affiliated - equity commitments			$13,790	$4,946	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$9,524	$(190)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	4,821	1,887	—
Ideal Image Development, LLC*	First lien senior secured revolving loan	2/2029	468	—	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	3,810	(76)
Total non-controlled/affiliated - debt commitments			$5,289	$15,221	$(266)
Controlled/affiliated - debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	$3,097	$1,327	$—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	—	958	(44)
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	1,531	1,228	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	—	8,601	(43)
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	12/2026	4,594	1,500	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	13,125	222	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	14,575	—	—
Total controlled/affiliated - debt commitments			$36,922	$13,836	$(87)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$30,937	$45,278	$—
Wingspire Capital Holdings LLC	Specialty finance equity investment	N/A	500,552	4,448	—
LSI Financing LLC	Specialty finance equity investment	N/A	194,833	79,350	—
Total controlled/affiliated - equity commitments			$726,322	$129,076	$—
Total Portfolio Company Commitments			$1,164,175	$1,674,958	$(3,392)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended December 31, 2025, were as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

Company	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Transfers	Fair value as of December 31, 2025	Interest and PIK Income	Dividend Income	Other Income
Non - Controlled Affiliates
LSI Financing 1 DAC	$4,771	$3,041	$(1,001)	$(154)	$—	$—	$6,657	$—	$555	$—
LSI Financing LLC	158,824	—	—	—	—	(158,824)	—	—	—	—
Ideal Image Development, LLC	16,183	27,789	(6,618)	(35,956)	—	—	1,398	289	—	27
Paradigmatic Holdco LLC (dba Pluralsight)	55,282	13,840	(114)	(24,798)	—	—	44,210	4,231	—	95
Blue Owl Cross-Strategy Opportunities LLC	—	62,042	—	(115)	—	—	61,927	—	406	—
Total	$235,060	$106,712	$(7,733)	$(61,023)	$—	$(158,824)	$114,192	$4,520	$961	$122

Controlled Affiliates	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Transfers	Fair value as of December 31, 2025	Interest and PIK Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$75,111	$29,227	$(1,290)	$6,022	$—	—	$109,070	$7,359	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	77,680	55,580	(2,911)	12,808	—	—	143,157	8,741	—	—
Blue Owl Credit SLF LLC(c)	295,476	127,929	—	(8,157)	—	—	415,248	—	41,392	—
Blue Owl Leasing LLC(c)	—	860	—	(3)	—	—	857	—	—	—
Eagle Infrastructure Services, LLC	111,801	349	—	33,372	—	—	145,522	10,824	4,738	50
Fifth Season Investments LLC	223,274	162,235	—	17,661	—	—	403,170	—	37,727	—
LSI Financing LLC	—	178,159	(139,658)	13,310	—	158,824	210,634	—	13,049	—
New PLI Holdings, LLC (dba PLI)	200,472	7,025	(11)	(5,174)	—	—	202,312	13,043	3,559	75
Notorious Holdings LLC (dba Beauty Industry Group)	—	105,222	—	(71)	—	—	105,151	270	—	2
PS Operating Company LLC (fka QC Supply, LLC)	2,916	995	(1,836)	2,079	—	—	4,154	—	—	—
Walker Edison Furniture Company LLC	12,411	11,997	(1,783)	(7,603)	65	—	15,087	—	—	—
Wingspire Capital Holdings LLC	508,887	75,147	(6,000)	29,250	—	—	607,284	—	45,872	—
Total	$1,508,028	$754,725	$(153,489)	$93,494	$65	$158,824	$2,361,646	$40,237	$146,337	$127
_______________
(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments from a different category.
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”) and Blue Owl Leasing LLC (“Blue Owl Leasing”) see “Note 4 — Investments.”

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)
(d)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”) the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin Assetco.
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See “Note 5 — Debt.”
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of December 31, 2025, the net estimated unrealized loss for U.S. federal income tax purposes was $26.6 million based on a tax cost basis of $16.60 billion. As of December 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $572.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $545.6 million.
(28)Loan was on non-accrual status as of December 31, 2025.
(29)Non-income producing.
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $3.02 billion or 40.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC*	Specialty finance equity investment	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC*	Specialty finance equity investment	7/1/2022
Alphasense, LLC	Series E Preferred Shares	6/27/2024
Amergin Asset Management, LLC	Specialty finance equity investment	7/1/2022
Accelerate Topco Holdings, LLC	Common Units	9/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
Baypine Commander Co-Invest, LP	LP Interest	6/24/2025
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
Blend Labs, Inc.	Warrants	7/2/2021
Blue Owl Credit SLF LLC**	LLC Interest	8/1/2024
Blue Owl Cross-Strategy Opportunities LLC*	Specialty finance equity investment	8/20/2025
Blue Owl Leasing LLC**	LLC Interest	6/30/2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	2/23/2022
Eagle Infrastructure Services, LLC	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC*	Specialty finance equity investment	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GoHealth, Inc.	Common stock	8/6/2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings, L.P.	Class A Common Units	9/14/2023
Ideal Topco, L.P.	Class A-2 Common Units	2/20/2024
Ideal Topco, L.P.	Class A-1 Preferred Units	2/20/2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Co-Invest 2, L.P.	Class A Units	10/15/2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC*	Specialty finance equity investment	12/14/2022

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
LSI Financing LLC*	Specialty finance equity investment	11/25/2024
Maia Aggregator, LP	Class A-2 Units	2/1/2022
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Senior A Preferred Stock	2/15/2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	4/30/2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	12/23/2020
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	5/5/2021
Notorious Purchaser II, Inc. (dba Beauty Industry Group)	Class B Common Stock	12/19/2025
Nscale Global Holdings Limited	Preferred equity	9/29/2025
Nscale Global Holdings Limited	Series B Preferred Shares	9/29/2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	8/22/2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	2/16/2023
PCF Holdco, LLC (dba Trucordia)	Warrants	2/16/2023
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	9/23/2025
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	11/6/2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	11/6/2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	11/15/2023
Snowbird Manager LP	Limited Partner Interest	12/18/2025
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	10/14/2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	1/31/2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
Valor Compute Infrastructure L.P.	LP Interest	10/3/2025
VCI Intermediate TopCo 1 LLC	Class B Units	11/17/2025
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	10/15/2021
Walker Edison Holdco LLC	Common Units	3/1/2023
Windows Entities	LLC Units	1/16/2020
Wingspire Capital Holdings LLC*	Specialty finance equity investment	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022
XOMA Corporation	Warrants	12/15/2023
Zoro TopCo, Inc.	Series A Preferred Equity	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022
*Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to “Note 4 — Investments – Credit SLF LLC and Blue Owl Leasing” for further information.
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2025, non-qualifying assets represented 15.0% of total assets as calculated in accordance with the regulatory requirements.
(32)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.2 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)
and Fairchester Custom Windows with a fair value of $7.6 million as of December 31, 2025. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.50 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62.0% of the total cost of BOCSO's portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33.0% ABF - Leasing, and 5.0% ABF - Commercial Real Estate.
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
(3)As of December 31, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $146.1 million based on a tax cost basis of $13.30 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $560.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $414.5 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 1 investment.
(6)Level 2 investment.
(7)Investment measured at net asset value (“NAV”).
(8)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility and CLOs. See “Note 5 — Debt.”
(9)Investment is not pledged as collateral for the credit facilities.
(10)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See “Note 8 — Commitments and Contingencies.”

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
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”), see “Note 4 — Investments.”
(d)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”) the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin Assetco.
(26)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See “Note 3 — Agreements and Related Party Transactions.”
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
* Refer to “Note 4 — Investments – Credit SLF LLC” for further information.
** Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
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

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$800,358	$741,057	$753,611
Net change in unrealized gain (loss)	6,298	(50,169)	92,946
Net realized gain (loss)	(179,249)	(95,908)	(53,245)
Net Increase (Decrease) in Net Assets Resulting from Operations	627,407	594,980	793,312
Distributions
Distributions declared from earnings(1)	(793,020)	(670,954)	(620,264)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(793,020)	(670,954)	(620,264)
Capital Share Transactions
Repurchase of common shares	(148,200)	—	(34,058)
Reinvestment of distributions	—	7,422	—
Issuance of common shares	3,070	—	—
Issuance of common shares in connection with the Mergers(2)	1,755,181	—	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	1,610,051	7,422	(34,058)
Total Increase (Decrease) in Net Assets	1,444,438	(68,552)	138,990
Net Assets, at beginning of period	$5,952,841	$6,021,393	$5,882,403
Net Assets, at End of Period	$7,397,279	$5,952,841	$6,021,393
_______________
(1)For the year ended December 31, 2025, distributions declared from earnings were derived from net investment income. For the year ended December 31, 2024, distributions declared from earnings were derived from net investment income and capital gains. For the year ended December 31, 2023 distributions declared from earnings were derived from net investment income and capital gains.
(2)Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” (“OBDE”) for additional information on the OBDE Mergers.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$627,407	$594,980	$793,312
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(3,420,803)	(5,536,243)	(2,268,603)
Proceeds from investments and investment repayments, net	4,443,398	5,155,245	2,889,840
Net amortization/accretion of premium/discount on investments	(105,929)	(68,198)	(49,349)
Payment-in-kind interest and dividends	(177,744)	(245,116)	(209,984)
Net change in unrealized (gain) loss on investments	8,126	48,419	(91,743)
Net change in unrealized (gain) loss on interest rate swap attributed to unsecured notes	39,529	6,792	22,681
Net change in unrealized (gain) loss on foreign currency forward contracts	793	—	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(18,301)	925	(5,768)
Net realized (gain) loss on investments	172,252	60,626	52,003
Net realized (gain) loss on foreign currency transactions relating to investments	(5,906)	16,504	23
Amortization of debt issuance costs	40,193	30,661	26,849
Cash acquired in OBDC SLF LLC consolidation	—	62,461	—
Cash acquired in the OBDE Mergers	125,621	—	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	46,016	13,543	(4,175)
(Increase) decrease in receivable from a controlled affiliate	(9,876)	6,008	(5,269)
(Increase) decrease in prepaid expenses and other assets	31,538	(14,321)	475
Increase (decrease) in management fee payable	11,148	1,347	128
Increase (decrease) in incentive fee payable	(1,520)	(3,135)	7,755
Increase (decrease) in payables to affiliate	4,633	(4,063)	(2,516)
Increase (decrease) in accrued expenses and other liabilities	(69,055)	33,780	(20,048)
Net cash provided by (used in) operating activities	1,741,520	160,215	1,135,611
Cash Flows from Financing Activities
Borrowings on debt	5,183,775	4,182,592	1,746,479
Payments on debt	(5,952,396)	(3,799,219)	(2,007,393)
Debt issuance costs	(20,859)	(33,532)	(12,694)
Repurchases of common stock	(148,200)	—	(34,058)
Shares issued under the "at the market" offering	3,070	—	—
Cash distributions paid to shareholders	(752,524)	(655,558)	(613,374)
Net cash provided by (used in) financing activities	(1,687,134)	(305,717)	(921,040)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(34,939) and $(4,680), respectively)	54,386	(145,502)	214,571
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $82,387 and $87,067, respectively)	514,156	659,658	445,087
Cash and restricted cash, including foreign cash, end of period (restricted cash of $47,448 and $82,387, respectively)	$568,542	$514,156	$659,658
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Supplemental and Non-Cash Information
Interest paid during the period	$570,918	$418,700	$396,732
Distributions declared during the period	793,020	670,954	620,264
Reinvestment of distributions during the period	—	7,422	—
Distributions Payable	184,877	144,381	136,407
Issuance of shares in connection with the OBDE Mergers(1)	1,755,181	—	—
Receivable for investments sold	1,000	—	—
Taxes, including excise tax, paid during the period	9,154	6,139	3,448
_______________
(1)On January 13, 2025, in connection with the OBDE Mergers, the Company acquired net assets of $1.85 billion for the total stock consideration of $1.76 billion, inclusive of $7.0 million of transaction costs. Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” (“OBDE”) for additional information on the OBDE Mergers.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 1. Organization
Blue Owl Capital Corporation (the “Company” or “OBDC”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Within this space, the Company predominantly focuses on investing in institutionally-backed, upper middle market businesses, which the Company categorizes as those that generate greater than $50 million of EBITDA annually. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.
The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company is treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.
On April 27, 2016, the Company formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending LLC makes loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (New York Stock Exchange (“NYSE”): OWL) and part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
Since July 6, 2023, the Company’s common stock has traded on the NYSE under the symbol “OBDC.”
On January 13, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “OBDE Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“OBDE Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Diversified Credit Advisors LLC (“ODCA”), a Delaware limited liability company and investment adviser to OBDE. In connection therewith, OBDE Merger Sub merged with and into OBDE, with OBDE continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “OBDE Initial Merger”) and, immediately thereafter, OBDE merged with and into the Company, with the Company continuing as the surviving company (together with the OBDE Initial Merger, the “OBDE Mergers”). Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” for further discussion of the OBDE Mergers.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
Financial and Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in net change in unrealized gains (losses) from foreign currency and other transactions in the Company’s Consolidated Statements of Operations.
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gains (losses) on foreign currency forward contracts are recorded within other assets or other liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis. The Company does not utilize hedge accounting and values forward contracts at fair value with the unrealized gains or losses recorded in net change in unrealized gains (losses) from foreign currency and other transactions in the Company’s Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

	For the Year Ended December 31,
	2025	2024	2023
PIK Interest Income	$127,427	$175,646	$171,697
PIK Interest Income as a % of Investment Income	6.9%	11.0%	10.9%
PIK Dividend Income	$55,998	$36,179	$37,309
PIK Dividend Income as a % of Investment Income	3.0%	2.3%	2.4%
Total PIK Income	$183,425	$211,825	$209,006
Total PIK Income as a % of Investment Income	9.9%	13.3%	13.2%
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2016 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. However, the Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or not deemed distributed) to its stockholders.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders on a timely basis, at least the sum of (i) 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes imposed at corporate rates.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions as of December 31, 2025. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
The Company does not consolidate its equity interest in Credit SLF, Blue Owl Leasing, Wingspire Capital Holdings LLC (“Wingspire”), LSI Financing LLC, Fifth Season Investment LLC (“Fifth Season”), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). For further description of the Company’s investment in Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.” For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
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
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. The Company adopted ASU 2023-09 effective December 31, 2025, and concluded the adoption of the standard had no material impact on the consolidated annual financial statements of the Company.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
For the years ended December 31, 2025, 2024 and 2023 the Company incurred expenses of approximately $8.3 million, $9.0 million and $8.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the year ended December 31, 2025, management fees were $252.0 million, net of $(0.5) million in management fee waivers. For the years ended December 31, 2024 and 2023, management fees were $193.6 million and $191.6 million, respectively. The Company waived no management fees in the years ended December 31, 2024 and 2023.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
For the years ended December 31, 2025, 2024 and 2023 the Company incurred $162.4 million, $157.2 million and $159.9 million of performance based incentive fees based on net investment income, respectively.
For the years ended December 31, 2025, 2024 and 2023 the Company did not accrue capital gains based incentive fees.
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
The Adviser is affiliated with ODCA, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with ODCA, OTCA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
The Company has made investments in controlled, affiliated companies, including Credit SLF, Wingspire, Amergin AssetCo, Fifth Season, LSI Financing LLC and Blue Owl Leasing. For further description of Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.”
The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”) and BOCSO.
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. The Company made its initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase its total to $505.0 million. As of December 31, 2025, the fair value of the Company’s investment in Wingspire was $607.3 million. The Company does not consolidate its equity interest in Wingspire.
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2025, its commitment to Amergin AssetCo was $267.9 million, of which $110.6 million is equity and $157.3 million is debt. As of December 31, 2025, the fair value of the Company’s investment in Amergin AssetCo was $254.4 million. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of December 31, 2025, the fair value of the Company’s investment in Fifth Season was $403.2 million. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of December 31, 2025, the Company’s investment at fair value in LSI Financing DAC was $6.7 million and the Company’s total commitment was $6.8 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2025, the Company’s investment at fair value in LSI Financing LLC was $210.6 million and the Company’s total commitment was $274.2 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO is a portfolio company formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO. As of December 31, 2025, the Company’s investment at fair value in BOCSO was $61.9 million and the Company’s total commitment was $62.0 million. The Company does not consolidate its equity interest in BOCSO.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$12,215,994	$12,048,934	$9,988,330	$9,884,145
Second-lien senior secured debt investments	975,790	848,575	877,564	706,800
Unsecured debt investments	384,569	399,962	303,418	301,956
Specialty finance debt investments	157,004	157,297	90,735	90,735
Preferred equity investments	592,714	568,977	371,003	366,973
Common equity investments	473,881	644,304	397,987	589,870
Specialty finance equity investments	1,195,614	1,386,739	846,930	958,590
Joint ventures	422,213	416,105	293,423	295,476
Total Investments	$16,417,779	$16,470,893	$13,169,390	$13,194,545

The table below presents the industry composition of investments based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Advertising and media	2.4%	2.8%
Aerospace and defense	1.4	2.4
Asset based lending and fund finance(1)	6.5	5.9
Automotive services	3.3	2.1
Buildings and real estate	4.6	3.9
Business services	2.7	4.7
Chemicals	3.3	3.1
Consumer products	2.3	3.6
Containers and packaging	2.8	1.4
Distribution	1.3	2.5
Education	0.3	0.4
Energy equipment and services	0.5	0.4
Financial services	3.8	3.5
Food and beverage	5.0	7.3
Healthcare equipment and services	4.4	3.7
Healthcare providers and services	9.0	6.3
Healthcare technology	6.3	6.2
Household products	1.7	1.7
Human resource support services	2.0	1.4
Infrastructure and environmental services	2.3	2.0
Insurance(3)	6.3	7.6
Internet software and services	11.1	10.5
Joint ventures(2)	2.5	2.2
Leisure and entertainment	2.0	1.8
Manufacturing	5.3	5.9
Pharmaceuticals(4)	1.3	1.2
Professional services	2.9	2.6
Specialty retail	2.1	2.2
Telecommunications	0.1	0.1
Transportation	0.5	0.6
Total	100.0%	100.0%
_______________
(1)Includes investments in Wingspire, BOCSO and Amergin AssetCo.
(2)Includes investment in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
(3)Includes investment in Fifth Season.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
United States:
Midwest	20.6%	19.7%
Northeast	21.2	18.6
South	36.8	34.1
West	14.8	20.0
International	6.6	7.6
Total	100.0%	100.0%
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
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
On January 13, 2025, in connection with the OBDE Mergers, the Company assumed OBDE’s capital commitment to and economic ownership in Credit SLF of approximately $6.3 million and 0.7% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was reduced to $404.1 million, of which $22.9 million was unfunded and which since then has been funded. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $427.1 million of which $22.9 million was unfunded.
As of December 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)

Blue Owl Capital Corporation	$427,085	$421,348	67.8%
Blue Owl Capital Corporation II	244	244	0.0%
Blue Owl Credit Income Corp.	87,169	76,960	12.4%
Blue Owl Technology Finance Corp.	34,937	30,875	5.0%
Blue Owl Technology Income Corp.	16,161	14,293	2.3%
State Teachers Retirement System of Ohio	80,799	77,674	12.5%
Total	$646,395	$621,394	100.0%
_______________
(1) This represents each equity holder’s ownership percentage at December 31, 2025 based on net contributed capital.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of December 31, 2025	As of December 31, 2024
Consolidated Balance Sheet Data
Cash	$124,718	$17,354
Investments at fair value	2,343,367	1,164,473
Total Assets	2,477,523	1,196,367
Total Debt (net of unamortized debt issuance costs)	1,728,363	750,610
Total Liabilities	1,863,454	847,556
Total Credit SLF Members’ Equity	614,069	348,811

	For the Year Ended December 31,	For the Period Ended December 31,
	2025	2024(1)
Consolidated Statement of Operations Data
Income
Investment income	$133,213	$14,573
Expenses
Net operating expenses	79,074	8,606
Net investment income (loss)	$54,139	$5,967
Total net realized and unrealized gain (loss)	(10,641)	2,904
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$43,498	$8,871
_______________
(1) Credit SLF’s date of inception was May 6, 2024.
The Company’s proportional share of Credit SLF’s net income generated distributions for the following periods:

	For the Year Ended December 31,	For the Period Ended December 31,
	2025	2024
Dividend income	$41,412	$5,369
Blue Owl Leasing LLC
Blue Owl Leasing, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Investment decisions must be approved by Blue Owl Leasing. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries. Blue Owl Leasing’s date of inception was June 30, 2025 and Blue Owl Leasing made its first portfolio company investment on October 23, 2025.
Blue Owl Leasing’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of December 31, 2025, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)

Blue Owl Capital Corporation	$860	$860	1.3%
Blue Owl Capital Corporation II	90	90	0.1%
Blue Owl Credit Income Corp.	30,952	17,237	26.7%
Blue Owl Technology Finance Corp.	8,955	5,105	7.9%
Blue Owl Technology Income Corp.	3,918	2,233	3.5%
Blue Owl Alternative Credit Fund	31,000	31,000	48.0%
California State Teachers Retirement System	10,825	8,075	12.5%
Total	$86,600	$64,600	100.0%
_______________
(1) This represents each equity holder’s ownership percentage at December 31, 2025, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$34,555
Investments at fair value	39,628
Total Assets	74,531
Total Debt (net of unamortized debt issuance costs)	9,754
Total Liabilities	10,076
Total Blue Owl Leasing Members’ Equity	64,455
_______________
1) The Company’s date of inception was June 30, 2025.

For the Period Ended December 31,
2025(1)
Consolidated Statement of Operations Data
Income
Investment income	$511
Expenses
Net operating expenses	684
Net investment income (loss)	$(173)
Total net realized and unrealized gain (loss)	28
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(145)
_______________
(1) The Company’s date of inception was June 30, 2025
Blue Owl Leasing did not distribute any dividends to the Company for the period ended December 31, 2025.
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2025 and 2024, the Company’s asset coverage was 178% and 178%, respectively.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present the Company’s debt obligations for the following periods:

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)	$4,025,000	$1,012,000	$2,970,841	$(27,931)	$984,069
SPV Asset Facility II	300,000	161,700	137,146	(5,562)	156,138
SPV Asset Facility V	525,000	384,000	48,167	(5,001)	378,999
SPV Asset Facility VI	500,000	300,000	92,046	(4,041)	295,959
SPV Asset Facility VII	300,000	210,000	9,964	(1,601)	208,399
CLO I	390,000	390,000	—	(3,489)	386,511
CLO III	260,000	260,000	—	(1,727)	258,273
CLO IV	275,463	275,463	—	(3,346)	272,117
CLO V	509,625	509,625	—	(2,062)	507,563
CLO VII	330,500	330,500	—	(2,127)	328,373
CLO X	272,000	272,000	—	(1,797)	270,203
CLO XIV	260,000	260,000	—	(1,578)	258,422
2026 Notes	500,000	500,000	—	(91)	499,909
July 2026 Notes	1,000,000	1,000,000	—	(2,717)	997,283
2027 Notes(2)	500,000	500,000	—	(2,117)	483,987
April 2027 Notes	325,000	325,000	—	(1,078)	323,922
July 2027 Notes	250,000	250,000	—	(1,389)	248,611
2028 Notes	850,000	850,000	—	(6,549)	843,451
June 2028 Notes	100,000	100,000	—	(585)	99,415
2029 Notes(2)	1,000,000	1,000,000	—	(8,373)	1,002,667
2030 Notes(2)	500,000	500,000	—	(10,025)	495,805
Total Debt	$12,972,588	$9,390,288	$3,258,164	$(93,186)	$9,300,076
________________
(1)The amount available is reduced by $42.2 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(4)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)(2)	$2,985,000	$292,345	$2,649,422	$(22,426)	$269,919
SPV Asset Facility II	300,000	300,000	—	(3,773)	296,227
CLO I	390,000	390,000	—	(3,817)	386,183
CLO II	260,000	260,000	—	(2,230)	257,770
CLO III	260,000	260,000	—	(1,862)	258,138
CLO IV	292,500	292,500	—	(3,806)	288,694
CLO V	509,625	509,625	—	(2,310)	507,315
CLO VII	239,150	239,150	—	(1,612)	237,538
CLO X	260,000	260,000	—	(1,678)	258,322
2025 Notes	425,000	425,000	—	(421)	424,579
July 2025 Notes	500,000	500,000	—	(1,048)	498,952
2026 Notes	500,000	500,000	—	(2,428)	497,572
July 2026 Notes	1,000,000	1,000,000	—	(7,640)	992,360
2027 Notes(3)	500,000	500,000	—	(4,101)	465,449
2028 Notes	850,000	850,000	—	(9,112)	840,888
2029 Notes(3)	1,000,000	1,000,000	—	(16,099)	977,796
Total Debt	$10,271,275	$7,578,620	$2,649,422	$(84,363)	$7,457,702
_______________
(1)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(2)The amount available is reduced by $43.2 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available reflects any limitations related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$557,444	$434,877	$410,592
Amortization of debt issuance costs	40,193	30,661	26,849
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(1,835)	(623)	(1,135)
Net realized (gain) loss on interest rate swaps	(50)	—	—
Total Interest Expense	$595,752	$464,915	$436,306
Average interest rate	5.6%	5.6%	5.5%
Average daily borrowings	$9,892,759	$7,575,562	$7,381,908
_______________
(1)Refer to the 2027 Notes, 2029 Notes and 2030 Notes for details on each facility’s interest rate swap.
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
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 22, 2024 (the “Revolving Credit Facility Second Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through November 6, 2025.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $4.03 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.95 billion (increased from $3.83 billion on November 6, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $5.50 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the years ended December 31, 2025, 2024 and 2023, the Company made net periodic payments of $19.5 million, $23.0 million and $15.8 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025 and 2024, the interest rate swap had a fair value of $(13.4) million and $(31.8) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
carrying value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
On February 9, 2024, in connection with the initial issuance of the 2029 Notes on January 22, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $600.0 million. The Company received fixed rate interest at 5.95% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%.
On July 29, 2025, the Company terminated the centrally cleared interest rate swap and received proceeds equal to the fair value of the centrally cleared interest rate swap as of the termination date, adjusted for accrued swap interest then owed, totaling $3.9 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 2.255%. The adjustment to the net carrying value of the 2029 Notes offsetting the fair value of the centrally cleared swaps was capitalized to the 2029 Notes as of the swap termination date and will amortize to the maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the fixed rate leg of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025 and 2024, the interest rate swap had a fair value of $3.6 million and $(5.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps including the centrally cleared interest rate swap through its termination date, is offset by a change in net carrying value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 5.950% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922%. The interest rate swap matures on February 15, 2029. As of December 31, 2025 and 2024, the interest rate swap had a fair value of $7.2 million and $(1.3) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2029 Notes, with the remaining difference included as a component of interest expense on the

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Consolidated Statements of Operations. The interest rate swaps mature on February 15, 2029. For the years ended December 31, 2025 and 2024, the Company made net periodic payments of $5.7 million and $6.2 million across both legs, respectively.
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
On May 15, 2025, in connection with the issuance of the 2030 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.200% and pay variable rate interest based on three-month SOFR plus 2.392%. The interest rate swap matures on July 15, 2030. For the year ended December 31, 2025, the Company made $9.1 million in net periodic payments. As of December 31, 2025, the interest rate swap had a fair value of $5.7 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2030 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of December 31, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,012,000	$—	$11,861	$1,000,139	$—
SPV Asset Facility II	161,700	—	—	—	161,700
SPV Asset Facility V	384,000	—	—	384,000	—
SPV Asset Facility VI	300,000	—	—	300,000	—
SPV Asset Facility VII	210,000	—	—	210,000	—
CLO I	390,000	—	—	—	390,000
CLO III	260,000	—	—	—	260,000
CLO IV	275,463	—	—	—	275,463
CLO V	509,625	—	—	—	509,625
CLO VII	330,500	—	—	—	330,500
CLO X	272,000	—	—	—	272,000
CLO XIV	260,000	—	—	—	260,000
2026 Notes	500,000	500,000	—	—	—
July 2026 Notes	1,000,000	1,000,000	—	—	—
2027 Notes	500,000	—	500,000	—	—
April 2027 Notes	325,000	—	325,000	—	—
July 2027 Notes	250,000	—	250,000	—	—
2028 Notes	850,000	—	850,000	—	—
June 2028 Notes	100,000	—	100,000	—	—
2029 Notes	1,000,000	—	—	1,000,000	—
2030 Notes	500,000	—	—	500,000	—
Total Contractual Obligations	$9,390,288	$1,500,000	$2,036,861	$3,394,139	$2,459,288

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$568,542	$—	$—	$568,542
Investments:
First-lien senior secured debt investments	$—	$39,027	$12,009,907	$12,048,934
Second-lien senior secured debt investments	—	47,294	801,281	848,575
Unsecured debt investments	—	—	399,962	399,962
Specialty finance debt investments	—	—	157,297	157,297
Preferred equity investments	—	—	568,977	568,977
Common equity investments	—	6,555	520,542	527,097
Specialty finance equity investments	—	—	1,114,178	1,114,178
Subtotal	—	92,876	15,572,144	15,665,020
Investments measured at Net Asset Value ("NAV")(1)	—	—	—	805,873
Total Investments at Fair Value	$—	$92,876	$15,572,144	$16,470,893
Derivatives:
Interest rate swaps	$—	$3,123	$—	$3,123
Foreign currency forward contracts	$—	$(793)	$—	$(793)
___________
(1)Includes investments in Credit SLF, LSI Financing LLC, BOCSO and Blue Owl Leasing which are measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$9,796,885	$660,060	$301,956	$90,735	$366,973	$550,886	$799,766	$12,567,261
Purchases of investments, net	2,530,445	141,008	4,707	48,473	61,591	21,191	183,235	2,990,650
Payment-in-kind	75,868	19,522	47,311	4,218	53,434	1,073	—	201,426
Proceeds from investments, net	(3,717,680)	(129,184)	(36,593)	(1,242)	(24,893)	(205,034)	(11,448)	(4,126,074)
Net change in unrealized gain (loss)	(39,332)	18,701	16,856	293	(19,707)	(40,546)	66,270	2,535
Net realized gain (loss)	(107,744)	(102,791)	(1,337)	—	373	69,590	1,118	(140,791)
Net amortization/accretion of discount/premium on investments	91,682	6,684	898	41	2,324	—	—	101,629
Transfers between investment types	(41,971)	—	—	—	—	41,971	—	—
Transfers into (out of) Level 3(1)	(29,146)	9,746	—	—	—	(2,179)	—	(21,579)
Transfers in from the OBDE Mergers	3,450,900	177,535	66,164	14,779	128,882	83,590	75,237	3,997,087
Fair Value, End of Period	$12,009,907	$801,281	$399,962	$157,297	$568,977	$520,542	$1,114,178	$15,572,144
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Year Ended December 31, 2024
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$8,574,254	$1,675,269	$280,958	$86,500	$413,310	$533,010	$694,660	$12,257,961
Purchases of investments, net	3,985,066	20,001	68,072	22,077	8,692	32,458	239,796	4,376,162
Payment-in-kind	147,038	16,298	37,775	1,680	41,527	798	—	245,116
Proceeds from investments, net	(2,818,035)	(971,442)	(142,858)	(19,522)	(30,029)	(34,236)	(171,443)	(4,187,565)
Net change in unrealized gain (loss)	(63,435)	(78,619)	6,464	—	(6,471)	43,646	34,926	(63,489)
Net realized gains (losses)	(63,412)	(2,146)	(13,216)	—	1,144	(738)	1,827	(76,541)
Net amortization of discount on investments	52,151	10,049	899	—	2,662	—	—	65,761
Transfers between investment types	(16,742)	—	63,862	—	(63,862)	16,742	—	—
Transfers into (out of) Level 3(1)	—	(9,350)	—	—	—	(40,794)	—	(50,144)
Fair Value, End of Period	$9,796,885	$660,060	$301,956	$90,735	$366,973	$550,886	$799,766	$12,567,261
_______________
(1)Transfers into (out of) Level 3 were a result of an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

	As of and for the Year Ended December 31, 2023
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$9,279,179	$1,817,286	$237,440	$—	$349,086	$454,334	$528,952	$12,666,277
Purchases of investments, net	1,821,416	—	—	85,152	25,358	19,698	200,434	2,152,058
Payment-in-kind	126,625	17,816	29,044	1,349	33,644	718	—	209,196
Proceeds from investments, net	(2,662,750)	(55,050)	(192)	(1)	(4,921)	—	(41,317)	(2,764,231)
Net change in unrealized gain (loss)	66,742	(16,127)	14,213	—	8,821	10,441	6,591	90,681
Net realized gains (losses)	(52,240)	—	(23)		235	—	—	(52,028)
Net amortization of discount on investments	43,588	3,596	476	—	1,087	—	—	48,747
Transfers between investment types	(47,819)	—	—	—	—	47,819	—	—
Transfers into (out of) Level 3(1)	(487)	(92,252)	—	—	—	—	—	(92,739)
Fair Value, End of Period	$8,574,254	$1,675,269	$280,958	$86,500	$413,310	$533,010	$694,660	$12,257,961
_______________
(1)Transfers into (out of) Level 3 were a result of an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Net Change in Unrealized Gain (Loss) for the Year Ended December 31, 2025 on Investments Held at December 31, 2025	Net Change in Unrealized Gain (Loss) for the Year Ended December 31, 2024 on Investments Held at December 31, 2024	Net change in unrealized gain (loss) for the Year Ended December 31, 2023 on Investments Held at December 31, 2023
First-lien senior secured debt investments	$(66,575)	$(50,558)	$12,696
Second-lien senior secured debt investments	(85,500)	(72,795)	(37,381)
Unsecured debt investments	16,856	6,464	14,215
Specialty finance debt investments	293	—	—
Preferred equity investments	(19,707)	(3,401)	8,821
Common equity investments	30,465	43,544	10,447
Specialty finance equity investments	66,270	35,182	6,592
Total Investments	$(57,898)	$(41,564)	$15,390

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,273,964	Yield Analysis	Market Yield	(6.3% - 20.1%) 9.6%	Decrease
	199,344	Collateral Analysis	Recovery Rate	(0.0% - 107.2%) 59.5%	Increase
	536,599	Recent Transaction	Transaction Price	(99.0% - 99.8%) 99.3%	Increase
Second-lien senior secured debt investments	$801,281	Yield Analysis	Market Yield	(9.7% - 62.4%) 18.9%	Decrease
Unsecured debt investments	$390,845	Yield Analysis	Market Yield	(5.5% - 17.6%) 12.6%	Decrease
	9,117	Market Approach	EBITDA Multiple	(12.0x - 12.0x) 12.0x	Increase
Specialty finance debt investments	$157,297	Yield Analysis	Market Yield	(11.6% - 11.6%) 11.6%	Decrease
Preferred equity investments	$559,595	Yield Analysis	Market Yield	(11.6% - 35.3%) 16.1%	Decrease
	9,171	Market Approach	EBITDA Multiple	(128.9x - 128.9x) 128.9x	Increase
	211	Market Approach	Revenue Multiple	(11.3x - 11.3x) 11.3x	Increase
Common equity investments	$388,838	Market Approach	EBITDA Multiple	(4.0x - 17.9x) 7.7x	Increase
	45,461	Market Approach	Revenue Multiple	(6.3x - 13.0x) 10.7x	Increase
	21,679	Market Approach	Transaction Price	($96.84 - $96.84) $96.84	Increase
	43,926	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	14,020	Yield Analysis	Market Yield	(8.5% - 8.5%) 8.5%	Decrease
	166	Market Approach	Gross Profit Multiple	(9.0x - 9.0x) 9.0x	Increase
	347	Option Pricing Model	Volatility	(60.0% - 70.0%) 70.0%	Increase
	6,105	Market Approach	Market Adjustment Factor	(0.0)%	Increase
Specialty finance equity investments	$607,284	Market Approach	EBITDA Multiple	1.3x - 1.3x (1.3x)	Increase
	403,170	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	94,930	Market Approach	N/A(1)	N/A	N/A
	6,657	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Decrease
	2,137	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
______________
(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of December 31, 2025			As of December 31, 2024
	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$984,069	$(27,931)	$984,069	$269,919	$(22,426)	$269,919
SPV Asset Facility II	156,138	(5,562)	156,138	296,227	(3,773)	296,227
SPV Asset Facility V	378,999	(5,001)	378,999	—	—	—
SPV Asset Facility VI	295,959	(4,041)	295,959	—	—	—
SPV Asset Facility VII	208,399	(1,601)	208,399	—	—	—
CLO I	386,511	(3,489)	386,511	386,183	(3,817)	386,183
CLO II	—	—	—	257,770	(2,230)	257,770
CLO III	258,273	(1,727)	258,273	258,138	(1,862)	258,138
CLO IV	272,117	(3,346)	272,117	288,694	(3,806)	288,694
CLO V	507,563	(2,062)	507,563	507,315	(2,310)	507,315
CLO VII	328,373	(2,127)	328,373	237,538	(1,612)	237,538
CLO X	270,203	(1,797)	270,203	258,322	(1,678)	258,322
CLO XIV	258,422	(1,578)	258,422	—
2025 Notes	—	—	—	424,579	(421)	423,938
July 2025 Notes	—	—	—	498,952	(1,048)	496,250
2026 Notes	499,909	(91)	498,750	497,572	(2,428)	495,000
July 2026 Notes	997,283	(2,717)	992,500	992,360	(7,640)	970,000
2027 Notes	483,987	(2,117)	488,750	465,449	(4,101)	476,250
April 2027 Notes	323,922	(1,078)	317,688	—	—	—
July 2027 Notes	248,611	(1,389)	250,000	—	—	—
2028 Notes	843,451	(6,549)	803,250	840,888	(9,112)	782,000
June 2028 Notes	99,415	(585)	100,000	—	—	—
2029 Notes	1,002,667	(8,373)	1,010,000	977,796	(16,099)	1,017,500
2030 Notes	495,805	(10,025)	506,250	—	—	—
Total Debt	$9,300,076	$(93,186)	$9,272,214	$7,457,702	$(84,363)	$7,421,044

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Level 1	$—	$—
Level 2	4,967,188	4,660,938
Level 3	4,305,026	2,760,106
Total Debt	$9,272,214	$7,421,044

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Financial Instruments Not Carried at Fair Value
As of December 31, 2025 and 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 – Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

	As of December 31, 2025				As of December 31, 2024
	Notional Amount		Assets	Liabilities	Notional Amount	Assets	Liabilities
Derivatives designated as hedges:
Interest rate swaps 2027 Notes		$500,000	$—	$(13,370)	$500,000	$—	$(31,831)
Interest rate swaps 2029 Notes		$600,000	3,645	—	$600,000	—	(5,154)
Interest rate swaps 2029 Notes		$400,000	7,185	—	$400,000	—	(1,256)
Interest rate swaps 2030 Notes		$500,000	5,663	—	$—	—	—
Total Derivatives Designated as Hedges(1)(2)			$16,493	$(13,370)		$—	$(38,241)

Derivatives not designated as hedges:
Foreign currency forward contract GBP		£108,965	$145,797	$(146,824)
Foreign currency forward contract EUR		€213,971	253,824	(253,553)
Foreign currency forward contract AUD	A$	2,580	1,685	(1,722)
Total Derivatives not Designated as Hedges			$401,306	$(402,099)
_______________
(1)    The net fair value of the derivatives designated as hedges is recorded as an asset or liability in the Consolidated Statements of Assets and Liabilities.
(2)    The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $1.98 billion and $1.44 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $3.0 million and $(36.6) million, as of December 31, 2025 and 2024, respectively.
The Company did not hold any foreign currency forward contracts as of December 31, 2024.
The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	Year Ended December 31, 2025
	Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps 2027 Notes	$18,461	$(16,555)	$1,906
Interest rate swaps 2029 Notes	8,799	(8,544)	255
Interest rate swaps 2029 Notes	8,441	(8,600)	(159)
Interest rate swaps 2030 Notes	5,663	(5,830)	(167)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$1,835
_______________
(1)     Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
On July 29, 2025, the centrally cleared interest rate swap hedging the 2029 Notes with the notional amount of $600 million was terminated and replaced with a bilateral interest rate swap with identical notional, fixed rate and termination date. See “Note 5 — Debt” for more details. As a result of the termination, a gain of $0.05 million was realized for the year ended December 31, 2025, and recorded as a component of interest expense in the Consolidated Statements of Operations.

	Year Ended December 31, 2024
	Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps 2024 Notes	$3,574	$(3,400)	$174
Interest rate swaps 2027 Notes	10,251	(9,496)	755
Interest rate swaps 2029 Notes	(5,154)	4,795	(359)
Interest rate swaps 2029 Notes	(1,256)	1,309	53
Net Change in Unrealized (Gain) Loss on Interest Rate Swaps and Hedged Items(1)			$623
_______________
(1)     Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

	Year Ended December 31, 2023
	Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps 2024 Notes	$9,519	$(8,876)	$643
Interest rate swaps 2027 Notes	14,297	(13,805)	492
Net Change in Unrealized (Gain) Loss on Interest Rate Swaps and Hedged Items(1)			$1,135
_______________
(1)     Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts as of December 31, 2023.
The table below presents net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	Year Ended December 31, 2025
	Net Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Net
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$(1,027)	$2,018	$991
Foreign currency forward contract EUR	271	(86)	185
Foreign currency forward contract AUD	(37)	6	(31)
Total Net Unrealized and Realized Gain (Loss)(1)			$1,145
_______________
(1)     Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the years ended December 31, 2024 and 2023.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Total unfunded revolving loan commitments	$888,190	$673,576
Total unfunded delayed draw loan commitments	652,746	607,998
Total unfunded debt commitments	$1,540,936	$1,281,574

Total unfunded specialty finance equity commitments	$129,076	$158,259
Total unfunded common equity commitments	4,946	—
Total unfunded equity commitments	$134,022	$158,259

Total Unfunded Commitments	$1,674,958	$1,439,833
As of December 31, 2025, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program (the “2024 Stock Repurchase Program”) under which the Company may repurchase up to $150 million of the Company’s common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. On November 6, 2025, the 2024 Stock Repurchase Program ended in accordance with its terms. For the year ended December 31, 2025, there were no repurchases under the 2024 Stock Repurchase Program.
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company may repurchase up to $200.0 million of the Company’s common stock. Under the 2025 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date it was approved. Refer to “Note 9 — Net Assets” for additional details on repurchases made during 2025.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the OBDE Mergers, the Company issued an aggregate of approximately 120,630,330 shares of the Company’s common stock.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
“At the Market” Offerings
The Company is party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of its common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common stock with an aggregate offering amount of $746.9 million remained available for issuance as of December 31, 2025.
The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the year ended December 31, 2024. The Company issued and sold the following shares of common stock during the year ended December 31, 2025:

	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
“At the market” offerings	200,603	$3,089	$19	$3,070	$15.40
	200,603	$3,089	$19	$3,070	$15.40
_____________
(1)Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Year Ended December 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
November 4, 2025	December 31, 2025	January 15, 2026	$0.37
August 5, 2025	September 30, 2025	October 15, 2025	0.37
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	0.02
May 6, 2025	June 30, 2025	July 15, 2025	0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	0.01
February 18, 2025	March 31, 2025	April 15, 2025	0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	0.05

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
November 5, 2024	December 31, 2024	January 15, 2025	$0.37
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	0.05
August 6, 2024	September 30, 2024	October 15, 2024	0.37
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	0.06
May 7, 2024	June 28, 2024	July 15, 2024	0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	0.05
February 21, 2024	March 29, 2024	April 15, 2024	0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	0.08

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 12, 2024	$0.35
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	0.08
August 8, 2023	September 29, 2023	October 13, 2023	0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	0.07
May 9, 2023	June 30, 2023	July 14, 2023	0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	0.06
February 21, 2023	March 31, 2023	April 14, 2023	0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	0.04

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
The following tables present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

For the Year Ended December 31, 2025
Date Declared	Record Date	Payment Date	Shares
August 5, 2025	September 30, 2025	October 15, 2025	1,115,307	(1)
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	51,572	(1)
May 6, 2025	June 30, 2025	July 15, 2025	856,538	(1)
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.

For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 5, 2024 (supplemental dividend)	November 29, 2024	December 13, 2024	52,556	(1)
August 6, 2024	September 30, 2024	October 15, 2024	427,571	(1)
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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
2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. On November 6, 2025, the 2024 Stock Repurchase Agreement ended in accordance with its terms.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved the 2025 Stock Repurchase Program under which the Company may repurchase up to $200.0 million of the Company’s common stock. Under the 2025 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date it was approved.
In the year ended December 31, 2025, the Company had the following repurchase activity:

Period of Activity	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2025 to November 30, 2025	6,329,465	$12.55	$79,449	$120,551
December 1, 2025 to December 31, 2025	5,270,273	$13.05	$68,751	$51,800
	11,599,738		$148,200
There were no repurchases made in the year ended December 31, 2024.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 10. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations	$627,407	$594,980	$793,312
Weighted average shares of common stock outstanding - basic and diluted	506,099,539	390,068,596	390,104,585
Earnings per common share-basic and diluted	$1.24	$1.53	$2.03
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The following table reconciles the increase in net assets resulting from operations to undistributed taxable income for the following periods:

	For the Years Ended December 31,
(in millions $)	2025(1)	2024	2023
Increase in net assets resulting from operations	$627.4	$595.0	$793.3
Adjustments:
Net unrealized (gain) loss on investments	$(6.3)	$50.2	$(92.9)
Other income (loss) for tax purposes, not book	(1.6)	12.7	(43.3)
Deferred organization costs	(0.1)	(0.1)	(0.1)
Other book-tax differences	12.0	11.6	12.7
Realized gain/loss differences	(72.7)	84.4	53.0
Taxable Income	$558.7	$753.8	$722.7
_______________
(1)Tax information for the fiscal year ended December 31, 2025, is estimated and is not considered final until the Company files its tax return.
For the Year Ended December 31, 2025
Total distributions declared of $793.0 million resulted in a taxable dividend amount of $793.0 million that fully consisted of ordinary income for the tax year ending December 31, 2025. For the calendar year ended December 31, 2025, the Company had $181.8 million of undistributed ordinary income, $229.8 million of capital loss carryforward, as well as, $(51.9) million of net unrealized gains (losses) on investments and $(20.1) million of other temporary differences. For the year ended December 31, 2025, 85.7% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2025, the Company increased the total distributable earnings (losses) and decreased additional paid-in-capital. These permanent differences were principally related to $12.0 million attributable to U.S. federal income tax, including excise taxes.
As of December 31, 2025, the net estimated unrealized loss for U.S. federal income tax purposes was $26.6 million based on a tax cost basis of $16.60 billion. As of December 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $572.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $545.6 million.
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
During the year ended December 31, 2024, the Company increased the total distributable earnings (losses) and decreased additional paid-in-capital. These permanent differences were principally related to $11.6 million attributable to U.S. federal income tax, including excise taxes.
As of December 31, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $146.1 million based on a tax cost basis of $13.30 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $560.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $414.5 million.
For the Year Ended December 31, 2023
Total distributions declared of $620.3 million resulted in a taxable dividend amount of $620.3 million that consisted entirely of $612.9 million of ordinary income and $7.4 million of net long-term capital gains for the tax year ending December 31, 2023. For the calendar year ended December 31, 2023 the Company had $118.3 million of undistributed ordinary income, as well as, $(10.0) million of net unrealized gains (losses) on investments and $(14.7) million of other temporary differences. For the year ended December 31, 2023, 90.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid-in-capital. These permanent differences were principally related to $12.8 million attributable to U.S. federal income tax, including excise taxes.
As of December 31, 2023, the net estimated unrealized loss for U.S. federal income tax purposes was $0.4 million based on a tax cost basis of $12.70 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $325.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $324.9 million.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a current tax expense (benefit) of approximately $(1.3) million, $2.5 million and $0.3 million for taxable subsidiaries, respectively.
The Company recorded a net deferred tax liability of $41.2 million, $31.4 million and $29.0 million as of December 31, 2025, 2024, and 2023 respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Year Ended December 31,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
Per share data:
Net asset value, beginning of period	$15.26	$15.45	$14.99	$15.08	$14.74	$15.24	$15.10	$15.03	$14.85	$—
Results of operations:
Net investment income(1)	1.58	1.90	1.93	1.41	1.25	1.33	1.54	1.68	1.40	0.42
Net realized and unrealized gain (loss)(1)	(0.34)	(0.37)	0.10	(0.22)	0.33	(0.35)	0.08	(0.19)	0.13	0.36
Net increase (decrease) in net assets resulting from operations	1.24	1.53	2.03	1.19	1.58	0.98	1.62	1.49	1.53	0.78
Distributions:
Distributions declared from earnings(2)	(1.56)	(1.72)	(1.59)	(1.29)	(1.24)	(1.56)	(1.45)	(1.42)	(1.35)	(0.06)
Capital share transactions:
Repurchase of common shares(2)	0.05	—	0.02	0.01	—	0.08	(0.03)	—	—	14.13
Issuance of common shares in connection with the OBDE Mergers	(0.19)	—	—	—	—	—	—	—	—	—
Total increase (decrease) in net assets	(0.46)	(0.19)	0.46	(0.09)	0.34	(0.50)	0.14	0.07	0.18	14.85
Net Asset Value, End of Period(8)	$14.81	$15.26	$15.45	$14.99	15.08	$14.74	$15.24	$15.10	$15.03	$14.85

Shares outstanding, end of period	499,448,499	390,217,304	389,732,868	392,476,687	393,766,855	389,966,688	392,129,619	216,204,837	97,959,595	45,833,313
Per share market value at end of period	$12.43	$15.12	$14.76	$11.55	14.16	$12.66	$17.89	N/A	N/A	N/A
Total return, based on market value(3)	(7.7)%	14.7%	43.3%	(9.9)%	21.7%	(20.1)%	22.0%	N/A	N/A	N/A
Total return, based on net asset value(4)	9.0%	10.5%	15.6%	9.0%	11.3%	8.7%	10.7%	10.2%	10.6%	(0.6)%
Ratios / supplemental data:(5)
Ratio of total expenses to average net assets(6)(7)	14.4%	14.3%	13.9%	11.0%	9.1%	5.0%	4.4%	6.4%	6.3%	6.5%
Ratio of net investment income to average net assets(6)	11.0%	12.4%	12.7%	9.5%	8.4%	9.1%	10.0%	10.9%	9.0%	2.9%
Net assets, end of period	$7,397,279	$5,952,841	$6,021,393	$5,882,403	$5,937,877	$5,746,434	$5,977,283	$3,264,845	$1,472,579	$680,525
Weighted-average shares outstanding	506,099,539	390,068,596	390,104,585	394,006,852	392,297,907	388,645,561	324,630,279	146,422,371	67,082,905	21,345,191
Total capital commitments, end of period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$5,471,160	$5,067,680	$2,313,237
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A	N/A	N/A	N/A	N/A	N/A	57.4%	27.9%	28.8%
Portfolio turnover rate	30.5%	49.7%	13.2%	11.6%	43.1%	14.7%	17.7%	29.1%	30.8%	25.4%
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
(7)Prior to any management fee waivers, the annualized total expenses to average net assets for the periods ended 2020, 2019, 2018 and 2017 were 7.3%, 5.9%, 6.4% and 6.3%, respectively.
(8)Totals presented may not sum due to rounding.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 14. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Dividend
On February 18, 2026, the Board declared a first quarter dividend of $0.37 per share for stockholders of record as of March 31, 2026, payable on or before April 15, 2026.
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which the Company may repurchase up to $300 million of its common stock. Under the 2026 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved. Upon entering into the 2026 Stock Repurchase Program, the 2025 Stock Repurchase Program will terminate.
2026 Notes Repayment
On January 15, 2026, the Company repaid all $500.0 million of the 2026 Notes at 100.0% of their principal amount, plus the accrued interest thereon.
CLO XIV Redemption
On January 20, 2026, the CLO XIV Issuer redeemed all classes of the CLO XIV Debt in full, along with accrued and unpaid interest.
Asset Sale
On February 18, 2026, the Company entered into six separately negotiated loan sale agreements totaling $400.0 million in investment commitments (each, a “Subject Portfolio” and collectively, the “Subject Portfolios”). Excluding unfunded commitments, the aggregate fair value of the Subject Portfolios as of February 12, 2026 was $357.6 million, equivalent to 99.8% of par value. The Subject Portfolios consist of 91.9% first-lien investments, 4.7% second-lien investments and 3.4% unsecured investments and include investments in 74 portfolio companies across 24 industries. 98.3% of investments in the Subject Portfolios are floating rate and 100% of investments in the Subject Portfolios are 1- or 2-rated on the Company’s 5-point internal investment ratings scale. The Subject Portfolios have an average investment size of $4.8 million and a weighted average spread of 5.5% and consist of partial sales representing approximately 5% of the Company’s exposure to each underlying portfolio company as of December 31, 2025. The settlement of the sales of such portfolio company investments is expected to be completed in the first quarter of 2026. The Company intends to use the proceeds from the loan sale agreements to repay indebtedness.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report.
(b) Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
As of December 31, 2025, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2026 annual meeting of shareholders; the terms of our Class II directors will expire at the 2027 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2028 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors:
Eric Kaye, 62	Director	Founder and Chief Executive Officer of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2026	5	OBDC II OTF OCIC OTIC
Victor Woolridge, 69	Director	Managing Director of Barings Real Estate Advisers LLC	Class I Director since 2021; Term expires in 2026	5	OBDC II OTF OCIC OTIC
Christopher M. Temple, 58	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2027	5	OBDC II OTF OCIC OTIC
Melissa Weiler, 61	Director	Private Investor	Class II Director since 2021, Term expires in 2027	5	OBDC II OTF OCIC OTIC Jefferies Financial Group, Inc.
Edward D’Alelio, 73	Chairman of the Board and Director	Retired	Class III Director since 2016; Term expires in 2028	5	OBDC II OTF OCIC OTIC
Interested Directors:(4)
Craig W. Packer, 59	Chief Executive Officer and Director	Co-Founder of Owl Rock Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class III Director since 2016; Term expires in 2028	5	OBDC II OTF OCIC OTIC Blue Owl Capital Inc. (“Blue Owl”)

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
Independent Directors
Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. Kaye previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of Blue Owl Technology Finance Corp. II (“OTF II”) from November 2021 until March 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc. and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York-based middle-market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D'Alelio has served as director of Vermont Farmstead Cheese. Mr. D’Alelio served on the board of Blackstone Senior Floating Rate 2027 Term Fund from April 2010 until February 2025, Blackstone Long Short Credit Income Fund from November 2010 until February 2025 and Blackstone Strategic Credit 2027 Term Fund from May 2021 until February 2025. Since March 2016 and November 2016, he has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of the Company, OBDC II, OTF and OCIC in February 2021 and the board of directors of OTIC in August 2021. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge serves as Board Committee Chair and President of Springfield Riverfront Development Corporation – Basketball Hall of Fame. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company, OBDC II, OCIC, OTF and OTIC in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from November 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board of Directors.
Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, since March 2016 and November 2016, Mr. Packer has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of the Company, OBDC II, OCIC, OTF, OTF II and OTIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire

School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provides an important skill set and knowledge base to the Board.
Meetings and Attendance
The Board met eighteen times during 2025 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2025.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Three members of the Board attended our 2025 annual meeting of shareholders.
Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, a Compensation Committee, an Audit Committee and a Co-Investment Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
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

As of December 31, 2025, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee	Co-Investment Committee
Edward D’Alelio	Edward D’Alelio	Edward D’Alelio	Edward D’Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler	Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge	Victor Woolridge	Victor Woolridge
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
The Audit Committee had nine formal meetings in 2025.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2025.
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
As none of our executive officers are currently compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee had three formal meetings in 2025. Each member of the Compensation Committee (during the period for which he or she has been a member of the committee) who served on such committee during the 2025 fiscal year attended the meetings.

Co-Investment Committee Governance, Responsibilities and Meetings
The Co-Investment Committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025 and had three formal meetings in 2025.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were timely filed.
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
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company:

Name	Age	Position	Officer Since
Logan Nicholson	45	President	2024
Karen Hager	53	Chief Compliance Officer	2018
Neena Reddy	48	Vice President and Secretary	2019
Jonathan Lamm	51	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	37	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	43	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
The address for each of our executive officers is c/o Blue Owl Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022.
Ms. Hager is the Global Chief Compliance Officer and a Senior Managing Director of Blue Owl, a member of Blue Owl’s Management Committee and Operating Committee and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Nicholson is a Senior Managing Director at Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of the Company, OBDC II and OCIC, and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC II and OCIC. Prior to joining

Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Ms. Reddy is a Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr. Lamm is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services--Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
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
Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Logan Nicholson, Meenal Mehta and Patrick Linnemann. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and monitors our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of the Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
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
The Investment Team performs a similar role for OBDC II and OCIC and certain members of the Investment Team also perform a similar role for OTF and OTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policies governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS — Risks Related to Our Adviser and Its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.” for a discussion of potential conflicts of interests.
The members of the Diversified Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Diversified Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Logan Nicholson	1980
Meenal Mehta	1975
Patrick Linnemann	1983
Matthias Ederer	1981
In addition to managing our investments, our portfolio managers also manage other registered investment companies and BDCs, other pooled investment vehicles and other accounts, as indicated below. The following table identifies, as of December 31, 2025: (i) the number of registered investment companies and BDCs (including us), other pooled investment vehicles and other accounts managed by each portfolio manager; (ii) the total assets of such companies, vehicles and accounts; and (iii) the number and total assets of such companies, vehicles and accounts that are subject to an advisory fee based on performance.

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Douglas I. Ostrover
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	40	15,115	12	9,823
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Marc S. Lipschultz
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	44	25,889	16	20,597
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Craig W. Packer
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	13,750	11	9,261
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Alexis Maged
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	13,750	11	9,261
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Logan Nicholson
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Meenal Mehta
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Patrick Linnemann
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Matthias Ederer
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross or net assets and performance, respectively of each Blue Owl Client.
Biographical information regarding each member of the Diversified Lending Investment Committee, who is not a director or executive officer of the Company is as follows:
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of the Company and OBDC II from 2016 through 2021, on the board of directors of OTF from 2018 through 2021, and on the boards of directors of OBDE and OCIC from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz served on the board of the Hess Corporation until 2025 and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Mr. Maged is Chief Credit Officer of Blue Owl, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette (“DLJ”). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
Ms. Mehta is a Senior Managing Director of Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle-market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received an M.B.A. from Goizueta Business School, Emory University, an M.S. in Management Studies with a specialization in Finance from NMIMS, Mumbai University and a B.S. in Commerce and Economics from Sydenham College, Mumbai University.
Mr. Linnemann is a Senior Managing Director of Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.
Mr. Ederer is a Senior Managing Director at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Before joining Blue Owl, Mr. Ederer was a Partner at BC Partners, where he co-founded the credit business and served on the investment committee. He was also Co-President of Mount Logan Capital where he served on the Management and Investment Committees. Prior to that, Mr. Ederer was a Partner at Wingspan Investment Management. Mr. Ederer began his career at Goldman Sachs & Co., working in the Special Situations Group and the Bank Loan Distressed Investing Group in London and New York. Mr. Ederer received an M.Phil. in Economics from the University of Oxford, Nuffield College and a B.Sc. in Economics from the University of Warwick.
Ownership of Securities
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of February 11, 2026, stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; $100,001–$500,000; $500,001–$1,000,000; or over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Capital Corporation(1)(2)
Douglas I. Ostrover	over $1,000,000
Marc S. Lipschultz	over $1,000,000
Craig W. Packer	over $1,000,000
Alexis Maged	$500,001-$1,000,000
Logan Nicholson	$500,001-$1,000,000
Meenal Mehta	$100,001-$500,000
Patrick Linnemann	None
Matthias Ederer	None
_______________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by Diversified Lending Investment Committee members, if applicable, is calculated by multiplying the closing price per share of the Company’s common stock as of February 11, 2026, times the number of shares of the Company’s common stock beneficially owned.

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
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2025, these directors were Edward D’Alelio, Eric Kaye, Christopher M. Temple, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion < $5 Billion	200,000	15,000	10,000	5,000
$5 Billion < $10 Billion	250,000	15,000	10,000	5,000
$10 Billion < $15 Billion	300,000	15,000	10,000	5,000
≥ $15 Billion	350,000	15,000	10,000	5,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out of pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2025:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$340,000	$340,000	$1,442,800
Christopher M. Temple	335,000	335,000	1,416,500
Eric Kaye	330,000	330,000	1,390,194
Melissa Weiler	325,000	325,000	1,363,889
Victor Woolridge	325,000	325,000	1,363,889
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 11, 2026, the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 499,448,499 shares of our common stock outstanding as of February 11, 2026. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer(1)	449,649	*
Independent Directors
Edward D'Alelio	9,016	*
Eric Kaye(2)	19,144	*
Christopher M. Temple	59,000	*
Melissa Weiler(3)	49,734	*
Victor Woolridge(4)	28,246	*
Executive Officers
Karen Hager	—	—
Logan Nicholson(5)	75,000	*
Jonathan Lamm(6)	7,500	*
Matthew Swatt(7)	2,379	*
Shari Withem	—	—
Neena Reddy	7,890	—
All officers and directors as a group (12 persons)(8)	707,558	*
_______________
* Less than 1%
(1)Includes 41,600 shares held by Packer Family Trust 2017, 41,600 held by The Craig W. Packer 2021 Trust Agreement for Grant Price and 65,733 shares owned by Mr. Packer’s wife.
(2)Shares are owned by Mr. Kaye's wife.
(3)Held in The Weiler Family Living Trust.
(4)Held by Victor Woolridge 2022 Trust. Mr. Woolridge disclaims beneficial ownership of the common stock held by the trust.
(5)Includes 19,968 shares held by The Logan Nicholson Living Trust.
(6)Includes 6,500 shares held by a trust for which Mr. Lamm is trustee. Members of Mr. Lamm’s immediate family are the beneficiaries of the trust. Mr. Lamm disclaims beneficial ownership of the common stock held by the trust.
(7)Shares are held jointly by Mr. Swatt and his wife.
(8)The address for each of the directors and officers is c/o Blue Owl Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022.
Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 11, 2026, stated as one of the following dollar ranges: None; $1 $10,000; $10,001 $50,000; $50,001 $100,000; or over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, OBDC II, OCIC, OTF and OTIC.

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
_______________
(1)Beneficial ownership has been determined in accordance with Rule 16a 1(a)(2) of the 1934 Act.

(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price per share of the Company’s common stock as of February 11, 2026, times the number of shares of the Company’s common stock beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the product obtained by multiplying the closing price per share of OTF’s common stock on February 11, 2026, the number of shares of OTF’s common stock beneficially owned, (2) the product obtained by multiplying the current net offering price of OCIC, times the number of shares of OCIC beneficially owned, (3) the product obtained by multiplying the current net asset value per share of OBDC II times the number of shares of OBDC II beneficially owned, (4) the product obtained by multiplying the current net offering price of OTIC, times the number of shares of OTIC beneficially owned, and (5) the total dollar range of equity securities in the Company beneficially owned by the director.

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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Diversified Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objective. At times we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients and other Blue Owl clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers or other affiliated advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place investment allocation policies that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act. In addition, from time to time, Blue Owl Securities LLC may purchase securities in certain of our offerings.
Allocation of Investment Opportunities
The Blue Owl Credit Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policies, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Blue Owl Credit Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement.
The Blue Owl Credit Advisers have put in place investment allocation policies that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers’ allocation policies. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers’ allocation policies, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Blue Owl Credit Advisers’ allocation policies are designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other Blue Owl clients, however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ allocation policies, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
Pursuant to the Blue Owl Credit Advisers’ allocation policies, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
Exemptive Relief
We rely on an order for exemptive relief (as amended, the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board make certain findings (1) in most instances when we co-invests with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Item 14. Principal Accountant Fees and Services
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2025, 2024 and 2023. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.
Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2025 and 2024:

	For the Fiscal Year Ended December 31, 2025	For the Fiscal Year Ended December 31, 2024
Audit Fees(1)	$1,793,000	$1,650,600
Audit-Related Fees(2)	—	—
Tax Fees(3)	314,755	333,966
All Other Fees(4)	—	—
Total Fees	$2,107,755	$1,984,566
_______________
(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, including comfort letters and consents.
(2)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under “Audit Fees.”
(3)“Tax Fees” are fees billed for services rendered by KPMG LLP for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)“All Other Fees” are fees billed for services other then those stated above.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this Annual Report.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report.
(3)Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
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

4.3
Fifth Supplemental Indenture, dated as of December 8, 2020, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as Trustee including the form of global note attached thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 8, 2020).

4.4
Sixth Supplemental Indenture, dated as of April 26, 2021, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on April 26, 2021).

4.5
Seventh Supplemental Indenture, dated as of June 11, 2021, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on June 11, 2021).

4.6
Agreement of Removal, Appointment and Acceptance, dated December 14, 2023, between Blue Owl Capital Corporation, Computershare Trust Company, N.A., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2023).

4.7
Eighth Supplemental Indenture, dated as of January 22, 2024, between Blue Owl Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 23, 2024).

4.8
Indenture, dated as of October 13, 2021 by and between Owl Rock Capital Corporation III and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed October 14, 2021).

4.9
First Supplemental Indenture, dated as of October 13, 2021, relating to the 3.125% Notes due 2027, by and between Owl Rock Capital Corporation III and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed October 14, 2021).

4.10
Second Supplemental Indenture, dated as of January 13, 2025, relating to the 3.125% Notes due 2027, by and between Blue Owl Capital Corporation, as successor to Blue Owl Capital Corporation III and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed January 13, 2025).

4.11
Ninth Supplemental Indenture, dated as of May 15, 2025, between Blue Owl Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 15, 2025).

4.12
Second Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit (e)(2) to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-231946) filed on June 25, 2019).

4.13*	Description of Securities
10.1
Custody Agreement by and between the Company and State Street Bank and Trust Company dated February 24, 2016 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 filed on April 11, 2016).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 filed on March 3, 2016).
10.3
Amended and Restated Administration Agreement between Owl Rock Capital Corporation and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 19, 2021).

10.4
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

10.6
Sale and Contribution Agreement dated May 22, 2018, between Owl Rock Capital Corporation, as Seller, and ORCC Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 23, 2018).

10.7
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

10.8
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

10.9
Sale and Contribution Agreement, dated as of December 14, 2018, by and between Owl Rock Capital Corporation and ORCC Financing III LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on December 19, 2018).

10.10
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

10.11
Indenture and Security Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2019).

10.12
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

10.13
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

10.14
Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.15
Collateral Management Agreement, dated as of December 12, 2019, between Owl Rock CLO II, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.16
Loan Sale Agreement, dated as of December 12, 2019, between Owl Rock Capital Corporation, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.17
Loan Sale Agreement, dated as of December 12, 2019, between ORCC Financing III LLC, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.18
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

10.19
Indenture and Security Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2020).

10.20
Loan Sale Agreement, dated as of March 26, 2020, by and between ORCC Financing IV LLC, as seller, and Owl Rock CLO III, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020).

10.21
Indenture and Security Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.22
Collateral Management Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.23
Loan Sale Agreement, dated as of May 28, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.24
Loan Sale Agreement, dated as of May 28, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.25
Indenture and Security Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as Issuer, Owl Rock CLO V, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.26
Collateral Management Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.27
Loan Sale Agreement, dated as of November 20, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO V, Ltd., as purchaser (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.28
Loan Sale Agreement, dated as of November 20, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO V, Ltd., as purchaser (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.29
Omnibus Amendment to Transaction Documents, dated as of March 17, 2021, among ORCC Financing III LLC, Owl Rock Capital Corporation, Deutsche Bank AG, New York Branch, State Street Bank and Trust Company and Cortland Capital Market Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2021).

10.30
Indenture and Security Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as Issuer, Owl Rock CLO VI, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.31
Collateral Management Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.32
Loan Sale Agreement, dated as of May 5, 2021, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.33
Loan Sale Agreement, dated as of May 5, 2021, between ORCC Financing IV LLC, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.34
First Supplemental Indenture, dated April 9, 2021, to Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2021).

10.35
Sixth Amendment to Credit Agreement, dated as of July 8, 2021, by and among ORCC Financing II LLC, as borrower, Natixis, New York Bank, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and collateral custodian and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 14, 2021).

10.36
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

10.37
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

10.38
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

10.39
First Supplemental Indenture, dated as of April 20, 2022, between Owl Rock CLO V, LLC, as Issuer and State Street Bank and Trust Company, as Trustee, to the Indenture and Security Agreement, dated as of November 20, 2020, among Owl Rock CLO V, Ltd., the Issuer, and the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2022).

10.40
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

10.41
Indenture and Security Agreement, dated as of July 26, 2022 by and between Owl Rock CLO VII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.42
Loan Sale Agreement, dated as of July 26, 2022, between ORCC Financing IV LLC, as Seller and Owl Rock CLO VII, LLC as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.43
Class A-L1 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-L1 Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.44
Class A-L2 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC as Borrower, the Lenders party thereto and State Street Bank and Trust Company as Loan Agent and as Collateral Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.45
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 26, 2022, by and among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2022).

10.46
Loan Sale Agreement, dated as of March 9, 2023, between ORCC Financing III LLC, as Seller and Owl Rock CLO X, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 13, 2023).

10.47
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

10.48
Supplemental Indenture, dated as of June 28, 2023, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee to Indenture and Security Agreement dated as of (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 30, 2023).

10.49
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.50
Second Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO II, Ltd., as Issuer, Owl Rock CLO II, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.51
Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.52
Second Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.53
Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO VI, Ltd., as Issuer, Owl Rock CLO VI, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.54
First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 17, 2023, by and among Blue Owl Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 21, 2023).

10.55
Second Supplemental Indenture, dated as of January 4, 2024, by and between Owl Rock CLO I, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.56
Amended and Restated Collateral Management Agreement, dated as of January 4, 2024, by and between Owl Rock CLO I, LLC, as Issuer and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.57
Amended and Restated Loan Sale Agreement, dated as of January 4, 2024, by and between Blue Owl Capital Corporation, as Seller and Owl Rock CLO I, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.58
Amended and Restated Loan Sale Agreement, dated as of January 4, 2024, by and between ORCC Financing II LLC, as Seller and Owl Rock CLO I, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.59
Amended and Restated Class A-LR Credit Agreement, dated as of January 4, 2024, among Owl Rock CLO I, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Collateral Trustee, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.60
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

10.61
Second Supplemental Indenture, dated as of April 11, 2024, by and between Owl Rock CLO III, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2024).

10.62
Amended and Restated Collateral Management Agreement, dated as of April 11, 2024, by and between Owl Rock CLO III, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 16, 2024).

10.63
Amended and Restated Loan Sale Agreement, dated as of April 11, 2024, by and between Blue Owl Capital Corporation, as Seller, and Owl Rock CLO III, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 16, 2024).

10.64
Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 22, 2024, by and among Blue Owl Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 25, 2024).

10.65
Fourth Amended and Restated Investment Advisory Agreement, dated as of January 12, 2025, by and between Blue Owl Capital Corporation and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K, filed on January 13, 2025).

10.66
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

10.67
Form of Master Note Purchase Agreement, dated July 21, 2022, by and between Owl Rock Capital Corporation III and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K filed on July 21, 2022).

10.68
Form of First Supplement to Master Note Purchase Agreement, dated as of December 22, 2022 (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed December 27, 2022).

10.69
Second Supplement to Master Note Purchase Agreement, dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on June 30, 2023).

10.70
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

10.71
Sale and Contribution Agreement, dated as of July 29, 2021, by and between Owl Rock Capital Corporation III and ORCC III Financing LLC (incorporated by reference to Exhibit 10.2 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed August 2, 2021).

10.72
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

10.73
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

10.74
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

10.75
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

10.76
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

10.77
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

10.78
Sale and Contribution Agreement, dated as of December 2, 2021, between Owl Rock Capital Corporation III, as Seller and ORCC III Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed December 7, 2021).

10.79
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

10.80
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

10.81
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

10.82
Sale and Contribution Agreement, dated as of March 20, 2024, between Blue Owl Capital Corporation III, as Seller and OBDC III Financing III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 Blue Owl Capital Corporation III’s Current Report on Form 8-K, filed on March 25, 2024).

10.83
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

10.84
Indenture and Security Agreement, dated as of November 21, 2023 by and between Owl Rock CLO XIV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.22 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.85
Collateral Management Agreement, dated as of November 21, 2023, between Owl Rock CLO XIV, LLC and Blue Owl Diversified Credit Advisors LLC (incorporated by reference to Exhibit 10.23 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.86
Loan Sale Agreement, dated as of November 21, 2023, between Blue Owl Capital Corporation III, as Seller and Owl Rock CLO XIV, LLC, as Purchaser (incorporated by reference to Exhibit 10.24 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.87
Loan Sale Agreement, dated as of November 21, 2023, between ORCC III Financing LLC, as Seller and Owl Rock CLO XIV, LLC, as Purchaser (incorporated by reference to Exhibit 10.25 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.88
Class A-L Loan Agreement, dated as of November 21, 2023, among Owl Rock CLO XIV, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Trustee, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.26 to Blue Owl Capital Corporation III’s Annual Report on Form 10-K, filed on February 21, 2024).

10.89
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

10.90
First Supplemental Indenture, dated as of February 28, 2025, by and between Owl Rock CLO VII, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

10.91
Amended and Restated Collateral Management Agreement, dated as of February 28, 2025, by and between Owl Rock CLO VII, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

10.92
Amended and Restated Loan Sale Agreement, dated as of February 28, 2025, by and between Blue Owl Capital Corporation, as Seller, and Owl Rock CLO VII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

10.93
Class A-L1-R Loan Agreement, dated as of February 28, 2025, among Owl Rock CLO VII, LLC, as Borrower, the Lenders party thereto, and State Street Bank and Trust Company, as Loan Agent and Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

10.94
Class A-L2-R Loan Agreement, dated as of February 28, 2025, among Owl Rock CLO VII, LLC, as Borrower, the Lenders party thereto, and State Street Bank and Trust Company, as Loan Agent and Collateral Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 5, 2025).

10.95
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

10.96
Amended and Restated Indenture and Security Agreement, dated as of April 4, 2025, by and between Owl Rock CLO X, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 9, 2025).

10.97
Amended and Restated Collateral Management Agreement, dated as of April 4, 2025, by and between Owl Rock CLO X, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 9, 2025).

10.98
Amended and Restated Loan Sale Agreement, dated as of April 4, 2025, by and between Blue Owl Capital Corporation, as Seller, and Owl Rock CLO X, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 9, 2025).

10.99
Class A-L1 Credit Agreement, dated as of April 4, 2025, among Owl Rock CLO X, LLC, as Borrower, the Lenders party thereto, and State Street Bank and Trust Company, as Loan Agent and Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 9, 2025).

10.100
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

10.101	First Amendment to Master Note Purchase Agreement, dated as of April 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 22, 2025).
10.102
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

10.103
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

19.1*	Insider Trading Policy
21.1*	Subsidiary List
23.1*	Consent of KPMG LLP
24.1	Power of Attorney (included on signature pages hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy of Blue Owl Capital Corporation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on form 10-K, filed on February 21, 2024).
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information

99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC as of and for the period ended December 31, 2025.
99.3*	Supplemental Financial Information of Blue Owl Leasing LLC as of and for the period from June 30, 2025 (Date of Inception) to December 31, 2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: February 18, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on February 18, 2026.

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