Form 10-Q
period 2026-03-31
Blue Owl Capital Corp
filed 2026-05-06
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 1, 2026, the registrant had 496,305,424 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $13,091,070 and $14,060,097, respectively)	$12,850,691	$13,995,055
Non-controlled, affiliated investments (amortized cost of $188,128 and $176,078, respectively)	150,003	114,192
Controlled, affiliated investments (amortized cost of $2,121,032, and $2,181,604, respectively)	2,343,507	2,361,646
Total investments at fair value (amortized cost of $15,400,230 and $16,417,779, respectively)	15,344,201	16,470,893
Cash (restricted cash of $13,519 and $47,448, respectively)	416,109	558,703
Foreign cash (cost of $39,615 and $9,722, respectively)	39,291	9,839
Interest and dividend receivable	100,467	104,576
Receivable from a controlled affiliate	25,172	26,846
Prepaid expenses and other assets	93,301	15,508
Total Assets	$16,018,541	$17,186,365
Liabilities
Debt (net of unamortized debt issuance costs of $95,244 and $93,186, respectively)	$8,454,559	$9,300,076
Distribution payable	183,707	184,877
Management fee payable	60,695	63,145
Incentive fee payable	32,411	38,899
Payables to affiliates	10,318	12,572
Accrued expenses and other liabilities	122,851	189,517
Total Liabilities	$8,864,541	$9,789,086
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 496,305,391 and 499,448,499 shares issued and outstanding, respectively	$4,963	$4,994
Additional paid-in-capital	7,477,075	7,512,234
Accumulated undistributed (overdistributed) earnings	(328,038)	(119,949)
Total Net Assets	$7,154,000	$7,397,279
Total Liabilities and Net Assets	$16,018,541	$17,186,365
Net Asset Value Per Share	$14.41	$14.81

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$291,924	$356,463
Payment-in-kind (“PIK”) interest income	27,234	35,392
Dividend income	20,209	21,531
Other income	3,158	5,590
Total investment income from non-controlled, non-affiliated investments	342,525	418,976
Investment income from non-controlled, affiliated investments:
Interest income	392	615
PIK interest income	88	1,039
Dividend income	3,195	—
Other income	26	36
Total investment income from non-controlled, affiliated investments	3,701	1,690
Investment income from controlled, affiliated investments:
Interest income	7,997	8,952
PIK interest income	4,159	—
Dividend income	38,189	35,005
Other income	203	23
Total investment income from controlled, affiliated investments	50,548	43,980
Total Investment Income	396,774	464,646
Operating Expenses
Interest expense	$134,316	$148,532
Management fees, net(1)	60,693	62,158
Performance based incentive fees	32,412	41,029
Professional fees	4,206	3,532
Directors' fees	445	320
Other general and administrative	3,085	4,027
Total Operating Expenses	235,157	259,598
Net Investment Income (Loss) Before Taxes	161,617	205,048
Income tax expense (benefit), including excise tax expense (benefit)	2,447	3,746
Net Investment Income (Loss) After Taxes	$159,170	$201,302
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(164,425)	$196,524
Non-controlled, affiliated investments	23,764	(700)
Controlled, affiliated investments	42,430	(3,390)
Translation of assets and liabilities in foreign currencies and other transactions	(3,269)	4,012
Income tax (provision) benefit	707	(1,562)
Total Net Change in Unrealized Gain (Loss)	(100,793)	194,884
Net realized gain (loss):
Non-controlled, non-affiliated investments	$10,673	$(151,932)
Non-controlled, affiliated investments	(39,222)	—
Controlled, affiliated investments	(56,356)	—
Foreign currency transactions	2,146	(1,619)
Total Net Realized Gain (Loss)	(82,759)	(153,551)
Total Net Realized and Change in Unrealized Gain (Loss)	(183,552)	41,333
Net Increase (Decrease) in Net Assets Resulting from Operations	$(24,382)	$242,635
Earnings Per Share - Basic and Diluted	$(0.05)	$0.49
Weighted Average Shares Outstanding - Basic and Diluted	498,903,632	494,825,717
_______________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$159,170	$201,302
Net change in unrealized gain (loss)	(100,793)	194,884
Net realized gain (loss)	(82,759)	(153,551)
Net Increase (Decrease) in Net Assets Resulting from Operations	(24,382)	242,635
Distributions
Distributions declared from earnings(1)	(183,707)	(214,638)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(183,707)	(214,638)
Capital Share Transactions
Repurchase of common shares	(35,190)	—
Issuance of common shares	—	3,070
Issuance of common shares in connection with the Mergers(2)	—	1,755,181
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(35,190)	1,758,251
Total Increase (Decrease) in Net Assets	(243,279)	1,786,248
Net Assets, at beginning of period	$7,397,279	$5,952,841
Net Assets, at End of Period	$7,154,000	$7,739,089
_______________
(1)For the three months ended March 31, 2026, distributions declared were derived from net investment income and capital gains. For the three months ended March 31, 2025, distributions declared from earnings were derived from net investment income.
(2)Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” (“OBDE”) for additional information on the OBDE Mergers.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(24,382)	$242,635
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(541,229)	(958,467)
Proceeds from investments and investment repayments, net	1,537,542	719,664
Net amortization/accretion of premium/discount on investments	(18,168)	(20,318)
PIK interest and dividends	(42,830)	(29,428)
Net change in unrealized (gain) loss on investments	98,231	(192,434)
Net change in interest rate swap attributed to unsecured notes	2,556	18,364
Net change in unrealized (gain) loss on foreign currency forward contracts	(8,280)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	11,549	(3,943)
Net realized (gain) loss on investments	84,905	151,932
Net realized (gain) loss on foreign currency transactions relating to investments	(2,671)	1,898
Amortization of debt issuance costs	12,387	9,802
Cash acquired in the OBDE Mergers	—	125,621
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	4,109	29,024
(Increase) decrease in receivable from a controlled affiliate	1,674	(2,732)
(Increase) decrease in prepaid expenses and other assets	(70,943)	18,689
Increase (decrease) in management fee payable	(2,450)	12,228
Increase (decrease) in incentive fee payable	(6,488)	1,648
Increase (decrease) in payables to affiliate	(2,254)	2,410
Increase (decrease) in accrued expenses and other liabilities	(65,873)	(87,645)
Net cash provided by (used in) operating activities	967,385	38,948
Cash Flows from Financing Activities
Borrowings on debt	1,708,000	1,299,775
Payments on debt	(2,554,015)	(1,167,955)
Debt issuance costs	(14,445)	(3,851)
Repurchases of common stock	(35,190)	—
Shares issued under the "at the market" offering	—	3,070
Cash distributions paid to shareholders	(184,877)	(169,931)
Net cash provided by (used in) financing activities	(1,080,527)	(38,892)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(33,929) and $(6,832), respectively)	(113,142)	56
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $47,448 and $82,387, respectively)	568,542	514,156
Cash and restricted cash, including foreign cash, end of period (restricted cash of $13,519 and $75,555, respectively)	$455,400	$514,212
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental and Non-Cash Information
Interest paid during the period	$169,446	$198,153
Distributions declared during the period	183,707	214,638
Distributions payable	183,707	189,088
Issuance of shares in connection with the OBDE Mergers(1)	—	1,755,181
Receivable for investments sold	750	—
Taxes, including excise tax, paid during the period	6,506	1,567
_______________
(1)On January 13, 2025, in connection with the OBDE Mergers, the Company acquired net assets of $1.85 billion for the total stock consideration of $1.76 billion, inclusive of $7.0 million of transaction costs. Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” (“OBDE”) for additional information on the OBDE Mergers.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(9)	First lien senior secured loan	S+	4.25%		12/2029	$42,404	—	$42,078	$42,086
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	143,996	—	142,714	141,117
								184,792	183,203	2.6%
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(3)(4)(9)	First lien senior secured loan	S+	1.76%	4.64%	7/2027	42,913	—	35,739	24,031
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2032	16,039	—	15,951	15,946
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	60,393	—	57,770	43,181
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	111,157	—	110,212	110,046
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	9,824	—	9,742	9,700
								229,414	202,904	2.8%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	7.50%		9/2027	£3,762	—	4,760	4,961
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+	6.00%		3/2029	€38,711	—	41,258	44,603
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£53,937	—	68,104	71,127
								114,122	120,691	1.7%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		9/2032	81,986	—	81,480	81,781
Spotless Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.75%		7/2028	93,805	—	92,673	93,805
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		7/2028	5,562	—	5,452	5,430
								179,605	181,016	2.5%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	204,040	—	202,704	204,040
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	428,329	—	426,690	428,329
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	93,738	—	93,236	92,800
Wrench Group LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	3.75%		9/2031	4,784	—	4,714	4,656
								727,344	729,825	10.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Business services
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,136	—	72,487	73,897
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	4.75%		11/2030	1,349	—	1,324	1,313
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	6.00%		8/2028	11,980	—	11,822	9,905
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	128,284	—	127,267	126,039
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		6/2030	6,334	—	6,271	6,026
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		7/2027	30,123	—	29,971	29,596
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	119,606	—	119,282	119,606
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	6,316	—	6,471	9,582
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	43,002	—	40,234	38,594
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	31	—	29	28
								415,158	414,586	5.8%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	Second lien senior secured loan	S+	7.75%		11/2028	16,500	—	16,222	14,809
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		6/2031	79,048	—	78,202	78,035
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	180,211	—	179,330	179,735
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	250,864	—	246,469	249,610
								520,223	522,189	7.3%
Consumer products
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	12,376	—	11,450	8,610
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	161,616	—	158,945	96,970
Feradyne Outdoors, LLC(3)(4)(9)(28)	First lien senior secured loan	S+		6.75%	5/2028	82,903	—	78,196	50,571
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	48,433	—	48,049	48,312
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2027	97,253	—	96,319	97,253
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	1,452	—	1,418	1,401

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2032	94,880	—	94,655	94,377
								489,032	397,494	5.6%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	99,057	—	98,679	98,304
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	2,342	—	2,314	2,289
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	71,617	—	70,693	70,832
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	35,009	—	34,223	34,222
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		10/2027	1,625	—	1,584	1,543
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	14,110	—	13,980	14,110
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	25,720	—	25,457	25,720
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	150,056	—	148,607	150,056
								395,537	397,076	5.6%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	64,629	—	64,236	64,144
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	118,868	—	118,020	116,491
Offen, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		7/2030	14,716	—	14,586	14,532
Offen, Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		7/2029	803		786	778
								197,628	195,945	2.7%
Education
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	1,529	—	1,504	1,472
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	76	—	74	65
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		10/2031	50	—	49	43
								1,627	1,580	—%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	74,243	—	73,591	74,243
								73,591	74,243	1.0%
Financial services

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	81,378	—	80,253	81,378
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	39,559	—	39,033	39,559
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	7,500	—	7,442	7,425
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	116,281	—	115,745	115,700
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	2,153	—	2,103	2,099
Klarna Holding AB(3)(4)(9)(31)	Subordinated floating rate notes	S+	7.00%		4/2034	1,000	—	1,000	995
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		7/2031	8,124	—	7,977	8,124
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	242,939	—	240,211	242,332
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	44,955	—	44,814	44,279
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	2,073	—	2,055	1,990
Wipfli Advisory LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	24,809	—	24,751	24,623
								565,384	568,504	7.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	28,000	—	27,811	17,220
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030	37,299	—	36,637	37,299
BP Veraison Buyer, LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2029	137,001	—	135,840	137,001
Eagle Family Foods Group LLC(3)(4)(10)	First lien senior secured loan	S+	4.75%		8/2030	1,708	—	1,692	1,704
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	1,967	—	1,967	1,753
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030	97,920	—	96,844	97,676
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	16,464	—	16,347	16,464
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	27,682	—	27,268	27,615
KBP Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2027	1,053	—	1,033	1,033
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028	848	—	842	783
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	331,354	—	328,110	330,525

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2027	53,977	—	53,964	52,997
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	61,418	—	60,453	61,418
								788,808	783,488	11.0%
Healthcare equipment and services
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2032	35,208	—	35,009	34,792
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	10,668	—	10,604	10,668
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.00%		9/2030	€4,650	—	4,825	5,358
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032	916	—	908	914
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	113,082	—	110,907	112,234
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029	4,606	—	4,521	4,606
Nelipak Holding Company(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2031	29,638	—	29,128	29,085
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.50%		3/2031	1,888	—	1,792	1,766
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€44,215	—	46,431	50,053
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2032	159,220	—	157,468	157,625
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032	£14,410	—	18,942	18,812
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		1/2028	143,597	—	142,699	143,597
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	25,721	—	25,680	25,657
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	40,266	—	39,891	39,863
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	41,110	—	40,786	40,905
								669,591	675,935	9.4%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	5,219	—	5,219	5,167
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		6/2029	4,500	—	4,432	4,500
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	3,121	—	3,063	3,097

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		8/2032	41,888	—	41,692	41,888
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	55,961	—	55,681	55,681
Confluent Health, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2028	4,900	—	4,787	4,239
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	30,000	—	28,943	30,000
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)(3)(4)(21)(22)(31)	First lien senior secured loan	N/A	5.00%		1/2033	82,058	—	82,060	81,610
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.08%	2.75%	7/2029	2,141	—	2,093	1,959
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028	129,523	—	128,488	129,523
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	118,733	—	117,461	117,842
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(10)	First lien senior secured loan	S+	4.00%		9/2030	558	—	556	557
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.00%		9/2030	82	—	82	82
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.50%		5/2031	64,902	—	64,335	64,902
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured loan	S+		10.00%	5/2026	159,937	—	138,535	61,908
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		12.00%	5/2026	23,055	—	14,248	8,069
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured revolving loan	S+		9.00%	5/2026	12,010	—	10,147	4,132
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	6,442	—	6,354	6,442
Nova Women's Health, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2032	11,591	—	11,534	11,533
OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	152,890	—	151,502	152,890
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	48,719	—	47,840	47,989
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	130,671	—	128,615	117,604
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	3,660	—	3,477	1,830
Physician Partners, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		12/2029	11,344	—	10,822	10,720
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	6,555	—	4,442	4,380
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	1,424	—	1,332	811

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		6.25%	5/2029	54		—	49	31
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	163		—	149	93
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	3/2027	30		—	28	28
PPV Intermediate Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		8/2029	29,193		—	28,764	28,430
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	1,755		—	1,730	1,724
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2027	46,604		—	46,548	41,944
Premise Health Holding Corp.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2032	88,727		—	88,287	87,370
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	67,784		—	66,816	65,750
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	533		—	530	528
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	33		—	33	32
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	58,406		—	58,152	58,406
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	139		—	139	139
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	56,268		—	55,761	55,986
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	42,025		—	41,480	42,025
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	2,073	—	1,369	1,412
									1,457,575	1,353,253	18.9%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	178,148		—	176,172	176,367
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	49,707		—	49,096	49,162
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	87,713		—	86,676	87,262
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031	12,726		—	12,668	12,599
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	24,567		—	24,001	22,848

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	817	—	799	674
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	21,976	—	21,605	21,207
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	334	—	334	322
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	1,586	—	1,558	1,513
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	154,424	—	154,253	148,633
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	65,333	—	65,333	57,003
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		3/2028	72,147	—	71,892	71,183
Klick Inc.(3)(4)(8)(31)	First lien senior secured loan	S+	5.00%		11/2032	67,653	—	67,329	67,145
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	777	—	770	773
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	55,712	—	55,713	54,737
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£25,885	—	34,933	33,537
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	40,704	—	40,140	40,602
								863,272	845,567	11.8%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	3.25%	3.75%	11/2028	196,203	—	195,530	180,016
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2028	13,454	—	13,281	12,082
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	9,209	—	9,014	8,518
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	1,921	—	1,900	1,819
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	5.75%		4/2029	27,772	—	27,297	26,314
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	40,313	—	39,927	39,708
								286,949	268,457	3.8%
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	160,417	—	154,237	109,083

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	111,951	—	111,027	111,951
								265,264	221,034	3.1%
Infrastructure and environmental services
AWP Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		12/2030	987	—	964	977
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	51,057	—	50,522	51,057
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	925	—	915	904
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	50	—	49	47
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	1,585	—	1,566	1,541
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	85,932	—	85,122	88,510
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	45,722	—	45,198	45,722
Vessco Midco Holdings, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		7/2031	28,615	—	28,425	28,615
								212,761	217,373	3.0%
Insurance
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	13,221	—	12,994	13,088
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	167	—	163	157
Brightway Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	51,278	—	51,156	51,150
Brightway Holdings, LLC(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.00%		12/2029	633	—	617	632
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2030	25,099	—	24,874	25,099
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	415	—	410	415
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	97,185	—	96,343	97,185
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.50%	7/2030	69,805	—	69,229	69,805
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured loan	S+	5.50%		11/2029	2,427	—	2,259	443
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	4.50%	7.11%	8/2029	4,026	—	1,577	—
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	49,740	—	49,152	49,491

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	40,336	—	39,861	39,755
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	150,000	—	148,604	145,875
Truist Insurance Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	3.25%		5/2029	851	—	851	842
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2029	51,174	—	50,820	51,174
								548,910	545,111	7.6%
Internet software and services
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	7,887	—	7,704	7,621
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	707	—	702	701
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	63,595	—	63,595	62,164
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	19,527	—	19,191	18,854
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	—	4,739,604	4,694	4,694
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£2,960	—	3,595	3,786
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	12,011	—	11,914	11,890
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	15,817	—	15,597	15,422
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	12,634	—	11,975	7,991
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	89,555	—	89,349	87,764
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	1,832	—	1,819	1,684
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	44,144	—	43,529	42,709
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	22,493	—	22,140	21,114
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	79,256	—	78,912	76,961
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	1,543	—	1,531	1,481
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(9)	Unsecured notes	S+		11.75%	6/2034	21,389	—	21,183	20,854
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	146,812	—	144,590	143,142

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	77,171	—	76,091	75,434
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2027	23,127	—	22,894	22,780
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	43,387	—	42,991	42,302
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	17,563	—	17,523	17,124
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€5,300	—	6,193	5,954
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	17,922	—	17,706	17,698
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	2,654	—	2,612	2,588
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	9,595	—	9,424	9,254
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2028	16,408	—	16,256	16,203
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	65,965	—	65,965	63,986
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	4,197	—	4,197	4,145
Jawbreaker Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2033	41,583	—	41,360	40,855
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	898	—	895	896
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	150,818	—	150,305	148,137
Matterhorn Finco, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	34,466	—	34,295	34,293
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	11,852	—	11,626	11,466
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.50%		12/2027	90	—	85	55
NSCALE SERVICES UK LTD(3)(4)(9)(22)(31)	First lien senior secured delayed draw term loan	S+	5.00%		2/2031	1,656	—	1,056	1,056
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	21,735	—	21,316	20,757
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		2/2031	1,703	—	1,688	1,621
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	69,446	—	68,879	68,405
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	1,777	—	1,676	1,431
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.50%		3/2029	4,574	—	4,555	4,437
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.50%		3/2029	€26,382	—	27,814	29,485

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.50%		3/2029	27,576	—	27,464	26,749
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	12,820	—	12,820	12,660
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	8,890	—	8,807	8,646
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	96,945	—	96,243	95,006
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	116,940	—	115,454	112,847
								1,450,210	1,425,102	19.9%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	199,201	—	196,591	199,201
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	34,825	—	34,666	34,651
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	86,004	—	85,405	86,004
								316,662	319,856	4.5%
Manufacturing
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	31,501	—	31,195	31,659
Helix Acquisition Holdings, Inc. (dba MW Industries)(3)(4)(8)	First lien senior secured loan	S+	7.00%		3/2030	946	—	927	946
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	6.00%		2/2027	784	—	784	760
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	4.50%		7/2027	4,122	—	3,934	3,256
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.75%		7/2027	112,000	—	110,162	68,320
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.50%		7/2027	21,000	—	20,459	15,120
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	106,063	—	105,612	103,417
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(8)	First lien senior secured loan	S+	6.25%		7/2027	2,488	—	2,461	2,438
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	270,647	—	268,590	269,294
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	14,887	—	14,743	14,887
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	17,776	—	17,705	17,665
								576,572	527,762	7.4%
Pharmaceuticals

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	1,210	—	1,202	1,210
Senderra RX Acquisition, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2033	26,308	—	26,011	26,008
								27,213	27,218	0.4%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	6/2031	25,223	—	24,915	24,530
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	1,236	—	1,214	1,151
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		12/2028	149,668	—	148,635	147,049
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	49,323	—	48,481	47,843
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	28,455	—	28,065	28,375
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	89,710	—	89,350	89,710
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€15,374	—	16,490	17,714
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	485	—	482	485
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	2,363	—	2,322	2,339
								359,954	359,196	5.0%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		3/2030	153,068	—	151,265	153,068
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	62,762	—	62,333	61,821
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2029	22,902	—	18,247	18,093
								231,845	232,982	3.3%
Telecommunications
EOS Finco S.A.R.L (dba Netceed)(3)(4)(10)(31)	First lien senior secured loan	S+	5.00%		1/2032	7,537	—	6,233	6,199
EOS Finco S.A.R.L (dba Netceed)(3)(4)(15)(22)(31)	First lien senior secured delayed draw term loan	E+	6.25%		1/2032	€602	—	647	623
Reinstated NewCo S.À R.L. (dba Netceed)(3)(4)(10)(31)	First lien senior secured loan	S+		9.00%	1/2033	4,352	—	3,224	3,210
								10,104	10,032	0.1%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		5/2030	5,026	—	5,022	5,001
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	61,543	—	61,543	61,543
								66,565	66,544	0.9%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Total non-controlled/non-affiliated debt investments								$12,225,712	$11,868,166	165.9%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(4,317)	$(8,508)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$12,221,395	$11,859,658	165.8%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	—	23,303	1,505	12,271
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class C Common Stock	N/A			N/A	—	4,680	249	2,464
								1,754	14,735	0.2%
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	382	1,969
								382	1,969	—%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	73,986	—	77,334	103,822
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	—	182,000	252,841	269,962
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	—	1,509,287	12,219	15,884
								342,394	389,668	5.4%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	—	2,613,518	1,920	224
Dodge Construction Network Holdings, L.P.(3)(4)(6)(30)	Series A Preferred Units	N/A		8.25%	N/A	—	—	50	30
								1,970	254	—%
Business services
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	—	2,640,000	2,728	4,004
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	12,600	17,386	13,758
								20,114	17,762	0.2%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	73,571	7,443	572
								7,443	572	—%
Containers and packaging

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	—	43,500	47,985	45,073
								47,985	45,073	0.6%
Financial services
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	179,529	975	2
Capital Integration Systems LLC (dba CAIS)(3)(4)(29)(30)	Class D Common Units	N/A			N/A	—	6,372	5,000	5,000
Snowbird Manager LP(3)(5)(29)(30)(31)	Limited Partner Interest	N/A			N/A	—	786,491	4,225	4,279
								10,200	9,281	0.1%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	—	15,004	129	189
								129	189	—%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	851,604	8,516	7,612
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	—	280,899	268	273
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	—	9,739	14,308	14,332
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	—	134,107	266	1,103
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	—	238,095	260	228
								23,618	23,548	0.3%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	3,068	—	3,086	3,360
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	—	9,687	9,376	12,230
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	542	5,522	7,147
Nova Women’s Health Partners Holdings, LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,188,811	1,545	1,545
Polar Investors LP (dba Dentalcorp)(3)(4)(22)(29)(30)(31)	Common Equity	N/A			N/A	—	4	3,409	3,411
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	17,918	20,569	17,280
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	36,000	269	435
								43,776	45,408	0.6%
Healthcare technology

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,270	—	157	1,277
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	9,000	13,836	13,536
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	170	181	181
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	—	1,250,000	729	1,257
								14,903	16,251	0.2%
Household products
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,955	1,955	1,955
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	1,954,656	—	—
								1,955	1,955	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	51,250	75,343	45,173
								75,343	45,173	0.6%
Infrastructure and environmental services
Valor Cl Blocker Feeder LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	2,714	—	2,714	2,650
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	4,523	—	4,362	4,316
								7,076	6,966	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	5,641	254	212
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	51,757	5,279	6,685
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	—	33,357	186	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	124,940	1,014	1,175
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	17,500	18,225	22,045
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	—	1,624,016	5,437	4,277
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	—	20,983	25,469	30,847
								55,864	65,241	0.9%
Internet software and services

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	16,929	153	258
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	148,430	790	109
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	9,233,282	10,049	13,217
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	—	6,007	7,542	11,832
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	—	—	1,817	1,773
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	4,996	5,502	6,114
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	9,657	3,669	10,634
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	12,000	—	12,582	13,073
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	4,027	—	4,182	3,907
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	5,968,267	6,324	6,273
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)	Limited Partner Interest	N/A			N/A	982	—	982	982
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	50,077	79,863	79,476
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	1,064,900	10,830	8,595
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	4,222	4,612	4,531
								148,897	160,774	2.2%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	48,099	5,395	7,433
Windows Entities(3)(4)(30)(31)(32)	LLC Units	N/A			N/A	—	31,844	60,319	138,629
								65,714	146,062	2.0%
Telecommunications
Equity NewCo S.A. (dba Netceed)(3)(4)(29)(30)(31)	Common Equity	N/A			N/A	—	24,178,147	158	152
								158	152	—%
Total non-controlled/non-affiliated portfolio company equity investments								$869,675	$991,033	13.9%
Total non-controlled/non-affiliated portfolio company investments								$13,091,070	$12,850,691	179.6%

Non-controlled/affiliated portfolio company investments

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	7,750	—	7,724	7,323
Pluralsight, LLC(3)(4)(8)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	15,499	—	15,448	14,647
Pluralsight, LLC(3)(4)(8)(24)(28)	First lien senior secured loan	S+		7.50%	8/2029	27,642	—	25,749	10,366
								48,921	32,336	0.5%
Total non-controlled/affiliated debt investments								48,921	32,336	0.5%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(734)	—%
Total non-controlled/affiliated portfolio company debt investments								$48,921	$31,602	0.4%

Equity Investments
Asset based lending and fund finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	112,273	—	112,273	111,644
								112,273	111,644	1.6%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	—	7,619,079	20,149	—
								20,149	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	6,748	—	6,785	6,757
								6,785	6,757	0.1%
Total non-controlled/affiliated equity portfolio company investments								$139,207	$118,401	1.7%
Total non-controlled/affiliated portfolio company investments								$188,128	$150,003	2.1%

Controlled/affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(9)(24)	First lien senior secured loan	S+	8.00%		11/2027	72,529	—	72,335	72,529
Swipe Acquisition Corporation (dba PLI)(3)(4)(9)(22)(24)	First lien senior secured loan	S+	5.00%		11/2027	46,048	—	45,845	45,924
								118,180	118,453	1.7%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	70,069	—	69,943	70,069
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	89,529	—	89,372	89,529
								159,315	159,598	2.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(4)(9)(24)(28)	First lien senior secured loan	S+		6.26%	12/2026	17,406	—	13,366	2,437
PS Operating Company LLC (fka QC Supply, LLC)(4)(9)(22)(24)(28)	First lien senior secured revolving loan	S+	6.00%		12/2026	4,925	—	3,844	(316)
								17,210	2,121	—%
Household products
Walker Edison Furniture Company LLC(3)(4)(6)(22)(24)(28)	First lien senior secured loan	N/A	10.00%		N/A	14,537	—	14,187	14,537
Walker Edison Furniture Company LLC(3)(4)(10)(22)(24)(28)	First lien senior secured delayed draw term loan	S+	6.75%		N/A	6,827	—	5,976	206
								20,163	14,743	0.2%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(9)(24)	First lien senior secured loan	S+	7.50%		4/2028	87,138	—	86,328	87,138
								86,328	87,138	1.2%
Specialty retail
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		9.00%	12/2031	21,393	—	21,193	20,858
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		7.25%	12/2030	44,356	—	44,175	43,690
								65,368	64,548	0.9%
Total controlled/affiliated debt company investments								$466,564	$446,601	6.2%
Total controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(129)	—%
Total controlled/affiliated debt portfolio company investments								$466,564	$446,472	6.2%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	—	86,745	48,007	87,022
								48,007	87,022	1.2%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	31,923	—	32,417	38,790
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	36,050	—	37,066	53,868
Wingspire Capital Holdings LLC(3)(4)(22)(24)(26)(29)(30)	Specialty finance equity investment	N/A			N/A	500,552	—	500,552	606,792
								570,035	699,450	9.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Buildings and real estate
OWL-HP FINANCE LLC(3)(5)(22)(24)(26)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	17,277	—	17,278	17,302
								17,278	17,302
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	—	248,271	4,300	—
								4,300	—	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(24)(29)(30)	Common Units	N/A			N/A	—	576,276	24,058	84,971
								24,058	84,971	1.2%
Insurance
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	—	27	263,536	303,148
								263,536	303,148	4.2%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	427,085	—	427,089	388,027
Blue Owl Leasing LLC(3)(5)(24)(26)(29)(30)(31)	LLC Interest	N/A			N/A	860	—	860	856
								427,949	388,883	5.4%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	257,663	—	257,334	274,717
								257,334	274,717	3.8%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(24)(29)(30)	Class B Common Stock	N/A			N/A	—	3,440	41,971	41,542
								41,971	41,542	0.6%
Total controlled/affiliated equity company investments								$1,654,468	$1,897,035	26.5%
Total controlled/affiliated portfolio company investments								$2,121,032	$2,343,507	32.8%
Total Investments								$15,400,230	$15,344,201	214.5%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Interest Rate Swaps as of March 31, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation (Depreciation)(a)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S - 0.907%	1/15/2027	$500,000	$(826)	$—	$(826)	2027 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 2.255%	2/15/2029	600,000	(605)	—	(605)	2029 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 1.922%	2/15/2029	400,000	4,011	—	4,011	2029 Notes	Notes 5 and 7
Interest rate swap	6.20%	S + 2.392%	7/15/2030	500,000	2,033	—	2,033	2030 Notes	Notes 5 and 7
Total				$2,000,000	$4,613		$4,613
(a) Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13C. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps.

	Forward Contracts as of March 31, 2026
	Notional Amount to be Purchased		Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)(a)
Foreign currency forward contract		$126,079		£94,190	Goldman Sachs Bank USA	4/20/2026	$1,489
Foreign currency forward contract		$247,532		€208,670	Goldman Sachs Bank USA	7/17/2026	5,231
Foreign currency forward contract		$6,296		€5,301	SMBC Capital Markets, Inc.	7/17/2026	141
Foreign currency forward contract		$1,730	A$	2,580	Goldman Sachs Bank USA	4/20/2026	(50)
Foreign currency forward contract		$19,760		£14,775	SMBC Capital Markets, Inc.	4/20/2026	216
Foreign currency forward contract		$2,186	C$	2,967	Royal Bank of Canada	10/13/2026	36
Foreign currency forward contract		$81,237	C$	111,549	Royal Bank of Canada	10/13/2026	431
Foreign currency forward contract	A$	500		$352	Goldman Sachs Bank USA	4/20/2026	(7)
Total							$7,487
(a)Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13B. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.
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
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.
(11)Reserved.
(12)The interest rate on these loans is subject to Prime, which as of March 31, 2026 was 6.75%.
(13)The interest rate on this loan is subject to 1 month EURIBOR, which as of March 31, 2026 was 1.89%.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2026 was 2.08%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2026 was 2.48%.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of March 31, 2026 was 4.31%.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of March 31, 2026 was 3.73%.
(20)Reserved.
(21)The interest rate on these loans is subject to 3 month CORRA, which as of March 31, 2026 was 2.29%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$72,726	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	340	1,170	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	143	(1)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	1,891	87	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	6,535	4,046	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured delayed draw term loan	11/2027	—	20,833	(104)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,940	(15)
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	15,462	16,859	—
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	7/2027	633	5,050	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	2,005	2,463	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	112	8,843	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	840	7,804	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	9,483	6,554	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	438	840	(12)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	15,339	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	140	(5)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	591	2,434	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	732	(7)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	8,386	3,430	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured delayed draw term loan	1/2028	2,126	12,755	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	28,387	(355)
EOS Finco S.A.R.L (dba Netceed)	First lien senior secured delayed draw term loan	7/2027	694	1,053	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	4,946	(111)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	7,000	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	6,380	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(29)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	9/2026	—	6,587	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	—	6,410	(16)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	5,790	946	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	—	1,737	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured loan	3/2028	—	2,179	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	6,191	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	4,762	(60)
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	1/2029	—	8,017	(100)
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	4/2026	—	19,883	(348)
Klick Inc.	First lien senior secured delayed draw term loan	11/2027	—	7,216	(36)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	556	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	2/2028	—	2,617	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	82	317	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	12/2027	604	249	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	30,846	2,726	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	14,154	(248)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	13,662	23,128	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	15,576	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	5/2026	9,125	1,366	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	20,017	(200)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	—	3,735	(65)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	5,789	3,566	—
Nova Women's Health, Inc.	First lien senior secured delayed draw term loan	7/2027	—	19,318	(48)
NSCALE SERVICES UK LTD	First lien senior secured delayed draw term loan	8/2027	1,656	38,344	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	1,641	1,461	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	21,550	(54)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	7,346	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	4,907	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	3/2027	30	71	—
Premise Health Holding Corp.	First lien senior secured delayed draw term loan	11/2027	3,986	2,664	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	12,566	(94)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	3,939	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	3,358	(34)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	76	239	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	68	22	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	9,168	1,716	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	42	331	(6)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	8,595	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	14,887	10,943	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	2,492	(50)
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	5,562	23,928	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	31,189	(156)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	114	276	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	4,838	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	3,750	(103)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	3,111	5,028	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	6,170	6,248	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	1,235	(2)
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	3/2028	—	265	(1)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	14,072	1,168	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	—	14,139	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	—	9,303	(47)
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	12,814	(64)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	22,823	(57)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	30,754	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	943	(28)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	167	833	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	11,589	(261)
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	7/2027	3,595	—	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	350	1,180	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	2,342	4,756	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured multi-currency revolving loan	11/2032	486	6,458	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,100	(21)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	1,133	6,962	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	26,031	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	82	44	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,758	(44)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	15,134	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,538	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	1,832	5,555	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	14,454	4,770	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	58	378	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,440	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	27,932	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2029	—	5,263	(13)
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	4,007	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	3,178	(103)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	23	79	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	205	1,469	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	2,882	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	4,795	(132)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	53	228	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	10,226	(51)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	107	(4)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	16,401	(123)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	14,729	(368)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,573	(38)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	11,816	(148)
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	1,161	—	—
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	2,153	8,612	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	7,736	(174)
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured revolving loan	1/2033	—	10,629	(53)
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	8,829	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	6,334	11,260	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	216	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	2,409	(36)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,488	(112)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	1,236	1,855	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	7,000	(35)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	23	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	1,967	6,230	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(34)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	1,625	1,986	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	4,610	(12)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	5,220	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	4,152	(73)
Galls, LLC	First lien senior secured revolving loan	3/2030	7,231	7,992	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	6,188	10,096	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	7,595	(133)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	50	61	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	817	1,225	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	2,467	(31)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	130	118	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2028	—	2,199	(27)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	10,202	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2028	13,454	3,177	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	2,291	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	654	2,551	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	3,198	(96)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	511	(6)
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	11,989	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	193	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,586	501	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,599	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	564	5,078	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	4,007	(30)
Jawbreaker Parent, Inc.	First lien senior secured revolving loan	1/2033	—	8,017	(140)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
Klick Inc.	First lien senior secured revolving loan	11/2031	—	7,216	(54)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	612	833	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	15,542	(117)
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	476	(2)
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	—	11,744	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	8,056	(141)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	10,511	(26)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	11,682	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	1,921	13	—
Matterhorn Finco, Inc.	First lien senior secured revolving loan	3/2033	—	5,302	(27)
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	7,643	11,464	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2027	—	8,112	(122)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	90	987	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	19,063	(48)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	17,932	(359)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	5/2026	12,010	109	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	469	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	1,888	5,105	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	2,090	(31)
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	8/2029	4,026	—	—
Nova Women's Health, Inc.	First lien senior secured revolving loan	1/2032	—	1,545	(8)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	20,496	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	803	1,174	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(9)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	16,889	(169)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	275	3,397	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	14,863	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	163	—	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	1,703	122	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	3,660	14,639	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	780	1,301	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	8,571	(129)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	208	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	9,119	(137)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2028	—	5,182	(155)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	4,446	(44)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	11,003	(193)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	3,939	(10)
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	6,934	2,066	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	305	(59)
Senderra RX Acquisition, LLC	First lien senior secured revolving loan	3/2033	923	3,692	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	485	6,785	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	50	139	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	33	27	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	5,464	(27)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	42	156	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	8,595	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	4,444	(1,156)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	17,776	4,408	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	2,076	(52)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	2,610	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	9,824	2,651	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	140	(5)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	207	(5)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	—	5,529	(28)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	3,125	(86)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	1,002	3,076	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	7,903	(158)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	6,248	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	851	904	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	159	(1)
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	5,266	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	5,443	(14)
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	5,080	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	14,522	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	6,202	(47)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	4,784	8,030	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	1,522	5,579	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	9,557	(334)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Total non-controlled/non-affiliated - debt commitments			$325,747	$1,459,790	$(8,508)
Non-controlled/non-affiliated - equity commitments
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	$12,219	$1,994	$—
Polar Investors LP (dba Dentalcorp)	Common Equity	N/A	3,409	852	—
Valor Cl Blocker Feeder LP	LP Interest	N/A	2,714	1,809	—
Total non-controlled/non-affiliated - equity commitments			$18,342	$4,655	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$9,524	$(524)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	3,810	(210)
Total non-controlled/affiliated - debt commitments			$—	$13,334	$(734)
Controlled/affiliated - debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	N/A	$3,161	$1,327	$—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	N/A	1,531	1,228	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	—	8,601	(129)
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	12/2026	4,925	1,169	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	16,684	3,782	—
Total controlled/affiliated - debt commitments			$26,301	$16,107	$(129)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$31,923	$42,550	$—
LSI Financing LLC	Specialty finance equity investment	N/A	257,663	96,975	—
OWL-HP FINANCE LLC	Specialty finance equity investment	N/A	17,277	67,223	—
Wingspire Capital Holdings LLC	Specialty finance equity investment	N/A	500,552	4,448	—
Total controlled/affiliated - equity commitments			$807,415	$211,196	$—
Total Portfolio Company Commitments			$1,177,805	$1,705,082	$(9,371)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the three months ended March 31, 2026, were as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair value as of December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair value as of March 31, 2026	Interest and PIK Income	Dividend Income	Other Income
Non - Controlled Affiliates
LSI Financing 1 DAC	$6,657	$—	$—	$100	$—	$6,757	$—	$—	$—
Ideal Image Development, LLC	1,398	2,873	(1,897)	36,848	(39,222)	—	—	—	—
Paradigmatic Holdco LLC (dba Pluralsight)	44,210	119	(57)	(12,670)	—	31,602	480	—	26
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	61,927	50,231	—	(514)	—	111,644	—	3,195	—
Total	$114,192	$53,223	$(1,954)	$23,764	$(39,222)	$150,003	$480	$3,195	$26

Controlled Affiliates	Fair value as of December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair value as of March 31, 2026	Interest and PIK Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$109,070	$2,546	$—	$(2,757)	$—	$108,859	$2,061	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	143,157	2,780	(286)	(2,254)	—	143,397	2,669	—	—
Blue Owl Credit SLF LLC(c)	415,248	5,736	—	(32,957)	—	388,027	—	8,863	—
OWL-HP FINANCE LLC(c)	—	17,279	—	23	—	17,302	—	—	—
Blue Owl Leasing LLC(c)	857	—	—	(1)	—	856	—	—	—
Eagle Infrastructure Services, LLC	145,522	89	—	26,498	—	172,109	2,556	1,462	13
Fifth Season Investments LLC	403,170	—	(101,056)	1,034	—	303,148	—	8,587	—
LSI Financing LLC	210,634	67,711	(4,881)	1,253	—	274,717	—	5,379	—
New PLI Holdings, LLC (dba PLI)	202,312	3,424	—	(261)	—	205,475	2,999	1,112	25
Notorious Holdings LLC (dba Beauty Industry Group)	105,151	2,116	—	(1,306)	—	105,961	1,871	—	165
PS Operating Company LLC (fka QC Supply, LLC)	4,154	331	—	(2,364)	—	2,121	—	—	—
Walker Edison Furniture Company LLC	15,087	—	(2)	56,014	(56,356)	14,743	—	—	—
Wingspire Capital Holdings LLC	607,284	—	—	(492)	—	606,792	—	12,786	—
Total	$2,361,646	$102,012	$(106,225)	$42,430	$(56,356)	$2,343,507	$12,156	$38,189	$203
_______________
(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments from a different category.
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”), Blue Owl Leasing LLC (“Blue Owl Leasing”) and Owl-HP Finance see “Note 4 — Investments.”
(d)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”) the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin Assetco.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See “Note 5 — Debt.”
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of March 31, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $113.1 million based on a tax cost basis of $15.46 billion. As of March 31, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $563.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $450.2 million.
(28)Loan was on non-accrual status as of March 31, 2026.
(29)Non-income producing.
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $3.01 billion or 42.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC*	Specialty finance equity investment	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC*	Specialty finance equity investment	7/1/2022
Accelerate Topco Holdings, LLC	Common Units	9/1/2022
Alphasense, LLC	Series E Preferred Shares	6/27/2024
Amergin Asset Management, LLC	Specialty finance equity investment	7/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
Baypine Commander Co-Invest, LP	LP Interest	6/24/2025
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	5/5/2021
Blend Labs, Inc.	Warrants	7/2/2021
Blue Owl Credit SLF LLC**	LLC Interest	8/1/2024
Blue Owl Leasing LLC**	LLC Interest	6/30/2025
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)*	Specialty finance equity investment	8/20/2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
Capital Integration Systems LLC (dba CAIS)	Class D Common Units	2/27/2026
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	2/23/2022
Eagle Infrastructure Services, LLC	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Equity NewCo S.A. (dba Netceed)	Common Equity	1/29/2026
Fifth Season Investments LLC*	Specialty finance equity investment	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GoHealth, Inc.	Common stock	8/6/2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings, L.P.	Class A Common Units	9/14/2023
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Co-Invest 2, L.P.	Class A Units	10/15/2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC*	Specialty finance equity investment	12/14/2022
LSI Financing LLC*	Specialty finance equity investment	11/25/2024

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Maia Aggregator, LP	Class A-2 Units	2/1/2022
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Senior A Preferred Stock	2/15/2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	4/30/2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	12/23/2020
Nova Women’s Health Partners Holdings, LP	Class A Units	1/28/2026
Notorious Purchaser II, Inc. (dba Beauty Industry Group)	Class B Common Stock	12/19/2025
Nscale Global Holdings Limited	Preferred equity	9/29/2025
Nscale Global Holdings Limited	Series B Preferred Shares	9/29/2025
OWL-HP FINANCE LLC*	Specialty finance equity investment	2/9/2026
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	8/22/2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	2/16/2023
PCF Holdco, LLC (dba Trucordia)	Warrants	2/16/2023
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	9/23/2025
Polar Investors LP (dba Dentalcorp)	Common Equity	1/13/2026
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
PS Op Holdings LLC (fka QC Supply, LLC)	Class A Common Units	12/21/2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	11/6/2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	11/6/2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	11/15/2023
Snowbird Manager LP	Limited Partner Interest	12/18/2025
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	10/14/2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	1/31/2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
Valor Cl Blocker Feeder LP	LP Interest	10/3/2025
VCI Intermediate TopCo 1 LLC	Class B Units	11/17/2025
VEPF VIII Co-Invest 8-A, L.P.	Limited Partner Interest	3/5/2026
Walker Edison Holdco LLC	Common Units	3/1/2023
Windows Entities	LLC Units	1/16/2020
Wingspire Capital Holdings LLC*	Specialty finance equity investment	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022
XOMA Corporation	Warrants	12/15/2023
Zoro TopCo, Inc.	Series A Preferred Equity	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022
*Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to “Note 4 — Investments – Credit SLF LLC and Blue Owl Leasing” for further information.
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2026, non-qualifying assets represented 15.4% of total assets as calculated in accordance with the regulatory requirements.
(32)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.2 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
and Fairchester Custom Windows with a fair value of $7.6 million as of March 31, 2026. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of March 31, 2026, the portfolio consists of five investments totaling $1.03 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $379.6 million and with a fair value ranging from $24.7 million to $378.0 million. The largest investment is 36.9% of the total cost of BOCSO's portfolio. As of March 31, 2026 the portfolio asset class composition was 66% ABF - Specialty finance, 32.0% ABF - Leasing, and 2.4% ABF - Commercial Real Estate.

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	854		851	848
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.55%		2/2031	44		43	43
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	58,948		58,683	58,948
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	977		969	977
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	43,947		43,532	43,947
Unified Women's Healthcare, LP(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	17,140		16,989	17,140
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	42,131		41,565	42,131
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	2,569	1,696	1,713
								1,545,357	1,449,631	19.6%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	161,628		159,558	160,011
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	35,342		34,886	34,989
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026	14,584		14,501	14,409
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	88,979		87,891	88,979
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031	12,910		12,848	12,845
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	24,632		24,015	23,893
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	272		251	211
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	21,840		21,452	21,403
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	334		334	327
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	1,586		1,557	1,545
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	153,346		153,160	150,279
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	63,316		63,316	58,250
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	6.50%		8/2026	168,668		167,605	168,668
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028	72,897		72,646	72,511
Klick Inc.(3)(4)(8)(31)	First lien senior secured loan	S+	5.00%		11/2032	71,806		71,453	71,447

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	4,027	4,182	6,555
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	5,968,267	6,324	7,100
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		12.00%	N/A	21,250	27,761	31,440
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	50,077	77,502	78,491
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	1,064,900	10,830	11,952
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	4,222	6,119	6,275
							174,822	198,657	2.7%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	48,099	5,395	7,455
Windows Entities(3)(4)(30)(31)(32)	LLC Units	N/A			N/A	31,844	60,319	138,637
							65,714	146,092	2.0%
Total non-controlled/non-affiliated portfolio company equity investments							$879,437	$1,027,662	13.9%
Total non-controlled/non-affiliated portfolio company investments							$14,060,097	$13,995,055	189.2%

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	23,187	23,110	22,723
Pluralsight, LLC(3)(4)(9)(24)(28)	First lien senior secured loan	S+		7.50%	8/2029	26,609	25,749	21,753
							48,859	44,476	0.6%
Specialty retail
Ideal Image Development, LLC(3)(4)(9)(22)(24)(28)	First lien senior secured loan	S+		6.50%	2/2029	11,840	10,695	—
Ideal Image Development, LLC(3)(4)(9)(22)(24)(28)	First lien senior secured revolving loan	S+	6.00%		2/2029	2,382	2,255	1,398
							12,950	1,398	—%
Total non-controlled/affiliated debt investments							61,809	45,874	0.6%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)							$—	$(266)	—%
Total non-controlled/affiliated portfolio company debt investments							$61,809	$45,608	0.6%

Equity Investments
Asset based lending and fund finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	62,042	62,042	61,927
							62,042	61,927	0.8%
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
(5)Investment measured at NAV.
(6)Investment contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended December 31, 2025, were as follows:

Company	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Transfers	Fair value as of December 31, 2025	Interest and PIK Income	Dividend Income	Other Income
Non - Controlled Affiliates
LSI Financing 1 DAC	$4,771	$3,041	$(1,001)	$(154)	$—	$—	$6,657	$—	$555	$—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

LSI Financing LLC	158,824	—	—	—	—	(158,824)	—	—	—	—
Ideal Image Development, LLC	16,183	27,789	(6,618)	(35,956)	—	—	1,398	289	—	27
Paradigmatic Holdco LLC (dba Pluralsight)	55,282	13,840	(114)	(24,798)	—	—	44,210	4,231	—	95
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	—	62,042	—	(115)	—	—	61,927	—	406	—
Total	$235,060	$106,712	$(7,733)	$(61,023)	$—	$(158,824)	$114,192	$4,520	$961	$122

Controlled Affiliates	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Transfers	Fair value as of December 31, 2025	Interest and PIK Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$75,111	$29,227	$(1,290)	$6,022	$—	—	$109,070	$7,359	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	77,680	55,580	(2,911)	12,808	—	—	143,157	8,741	—	—
Blue Owl Credit SLF LLC(c)	295,476	127,929	—	(8,157)	—	—	415,248	—	41,392	—
Blue Owl Leasing LLC(c)	—	860	—	(3)	—	—	857	—	—	—
Eagle Infrastructure Services, LLC	111,801	349	—	33,372	—	—	145,522	10,824	4,738	50
Fifth Season Investments LLC	223,274	162,235	—	17,661	—	—	403,170	—	37,727	—
LSI Financing LLC	—	178,159	(139,658)	13,310	—	158,824	210,634	—	13,049	—
New PLI Holdings, LLC (dba PLI)	200,472	7,025	(11)	(5,174)	—	—	202,312	13,043	3,559	75
Notorious Holdings LLC (dba Beauty Industry Group)	—	105,222	—	(71)	—	—	105,151	270	—	2
PS Operating Company LLC (fka QC Supply, LLC)	2,916	995	(1,836)	2,079	—	—	4,154	—	—	—
Walker Edison Furniture Company LLC	12,411	11,997	(1,783)	(7,603)	65	—	15,087	—	—	—
Wingspire Capital Holdings LLC	508,887	75,147	(6,000)	29,250	—	—	607,284	—	45,872	—
Total	$1,508,028	$754,725	$(153,489)	$93,494	$65	$158,824	$2,361,646	$40,237	$146,337	$127
_______________
(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments from a different category.
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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)
(c)For further description of the Company's investment in Credit SLF and Blue Owl Leasing see “Note 4 — Investments.”
(d)In connection with its investment in Amergin Assetco the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin Assetco.
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
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $3.02 billion or 40.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC*	Specialty finance equity investment	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC*	Specialty finance equity investment	7/1/2022
Alphasense, LLC	Series E Preferred Shares	6/27/2024
Amergin Asset Management, LLC	Specialty finance equity investment	7/1/2022
Accelerate Topco Holdings, LLC	Common Units	9/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
Baypine Commander Co-Invest, LP	LP Interest	6/24/2025
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
Blend Labs, Inc.	Warrants	7/2/2021
Blue Owl Credit SLF LLC**	LLC Interest	8/1/2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)*	Specialty finance equity investment	8/20/2025
Blue Owl Leasing LLC**	LLC Interest	6/30/2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	2/23/2022
Eagle Infrastructure Services, LLC	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC*	Specialty finance equity investment	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GoHealth, Inc.	Common stock	8/6/2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings, L.P.	Class A Common Units	9/14/2023
Ideal Topco, L.P.	Class A-2 Common Units	2/20/2024
Ideal Topco, L.P.	Class A-1 Preferred Units	2/20/2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Co-Invest 2, L.P.	Class A Units	10/15/2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC*	Specialty finance equity investment	12/14/2022

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
(34)BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.50 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62.0% of the total cost of BOCSO's portfolio. As of December 31, 2025 the portfolio asset class composition was 62.0% ABF - Specialty finance, 33.0% ABF - Leasing, and 5.0% ABF - Commercial Real Estate.

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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (New York Stock Exchange (“NYSE”): OWL) and part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Financial and Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, including forwards, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in net change in unrealized gains (losses) from foreign currency and other transactions in the Company’s Consolidated Statements of Operations. The Company nets all of its derivatives by counterparty across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual PIK interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.

	For the Three Months Ended March 31,
	2026	2025
PIK Interest Income	$31,481	$36,431
PIK Interest Income as a % of Investment Income	7.9%	7.8%
PIK Dividend Income	$14,905	$13,493
PIK Dividend Income as a % of Investment Income	3.8%	2.9%
Total PIK Income	$46,386	$49,924
Total PIK Income as a % of Investment Income	11.7%	10.7%
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2016, and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. However, the Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or not deemed distributed) to its stockholders.

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
The Company does not consolidate its equity interest in Credit SLF, Blue Owl Leasing, Owl-HP Finance, Wingspire Capital Holdings LLC (“Wingspire”), LSI Financing LLC, Fifth Season Investment LLC (“Fifth Season”), or Amergin AssetCo. For further description of the Company’s investment in Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.” For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 4, 2026, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
For the three months ended March 31, 2026 and 2025, the Company incurred expenses of approximately $1.8 million and $2.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
Investment Advisory Agreement
The Company has entered into a fourth amended and restated investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”). On May 4, 2026, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2026 and 2025, management fees were $60.7 million, net of $0.2 million in management fee waivers, and $62.2 million, net of $49 thousand in management fee waivers, respectively.
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
For the three months ended March 31, 2026 and 2025 the Company incurred $32.4 million and $41.0 million of performance based incentive fees based on net investment income, respectively.
For the three months ended March 31, 2026 and 2025 the Company did not accrue capital gains based incentive fees.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of the Company, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when the Company co-invests with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent the Company from being disadvantaged by participation in the co-investment program. The Adviser and the Company’s Chief Compliance Officer will also provide reporting to the Board.
The Adviser is affiliated with ODCA, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with ODCA, OTCA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates and address the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The Company has made investments in controlled, affiliated companies, including Wingspire, Amergin AssetCo, Fifth Season, LSI Financing LLC, Credit SLF, Blue Owl Leasing and Owl-HP Finance. For further description of Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.”
The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”) and BOCSO.
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. The Company made its initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase its total to $505.0 million. As of March 31, 2026, the fair value of the Company’s investment in Wingspire was $606.8 million. The Company does not consolidate its equity interest in Wingspire.
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2026, its commitment to Amergin AssetCo was $270.2 million, of which $110.6 million is equity and $159.6 million is debt. As of March 31, 2026, the fair value of the Company’s investment in Amergin AssetCo was $254.2 million. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of March 31, 2026, the fair value of the Company’s investment in Fifth Season was $303.1 million. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of March 31, 2026, the Company’s investment at fair value in LSI Financing DAC was $6.8 million and the Company’s total commitment was $6.8 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2026, the Company’s investment at fair value in LSI Financing LLC was $274.7 million and the Company’s total commitment was $354.6 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO is a portfolio company formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO. As of March 31, 2026, the Company’s investment at fair value in BOCSO was $111.6 million and the Company’s total commitment was $112.3 million. The Company does not consolidate its equity interest in BOCSO.
OWL-HP FINANCE LLC (“Owl-HP Finance”) is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (“Five Point”) (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of March 31, 2026, the Company’s investment at fair value in Owl-HP Finance was $17.3 million and the Company’s total commitment was $84.5 million. The Company does not consolidate its equity interest in Owl-HP Finance.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$11,255,827	$11,035,403	$12,215,994	$12,048,934
Second-lien senior secured debt investments	962,550	773,357	975,790	848,575
Unsecured debt investments	359,188	369,374	384,569	399,962
Specialty finance debt investments	159,315	159,598	157,004	157,297
Preferred equity investments	547,459	536,853	592,714	568,977
Common equity investments	460,319	665,746	473,881	644,304
Specialty finance equity investments	1,227,623	1,414,987	1,195,614	1,386,739
Joint ventures	427,949	388,883	422,213	416,105
Total Investments	$15,400,230	$15,344,201	$16,417,779	$16,470,893
The table below presents the industry composition of investments based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Advertising and media	2.5%	2.4%
Aerospace and defense	1.4	1.4
Asset based lending and fund finance(1)	7.1	6.5
Automotive services	3.7	3.3
Buildings and real estate(5)	4.9	4.6
Business services	2.8	2.7
Chemicals	3.4	3.3
Consumer products	2.6	2.3
Containers and packaging	2.9	2.8
Distribution	1.3	1.3
Education	0.2	0.3
Energy equipment and services	0.5	0.5
Financial services	3.8	3.8
Food and beverage	5.1	5.0
Healthcare equipment and services	4.6	4.4
Healthcare providers and services	9.1	9.0
Healthcare technology	5.6	6.3
Household products	1.9	1.7
Human resource support services	1.7	2.0
Infrastructure and environmental services	2.6	2.3
Insurance(3)	6.0	6.3
Internet software and services	10.3	11.1
Joint ventures(2)	2.5	2.5
Leisure and entertainment	2.1	2.0
Manufacturing	4.4	5.3
Pharmaceuticals(4)	2.0	1.3
Professional services	2.3	2.9
Specialty retail	2.2	2.1
Telecommunications	0.1	0.1
Transportation	0.4	0.5
Total	100.0%	100.0%
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
(3)Includes investment in Fifth Season.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
(5)Includes investments in Owl-HP Finance.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
United States:
Midwest	20.5%	20.6%
Northeast	21.7	21.2
South	36.9	36.8
West	13.8	14.8
International	7.1	6.6
Total	100.0%	100.0%
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Prior to January 13, 2025, OBDE was a Class A Member. On January 13, 2025, pursuant to the Mergers, the Company assumed OBDE’s portion of commitment and contribution to Credit SLF of approximately $6.3 million and $2.4 million respectively.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, determination of such fair value is not included in the Company’s valuation process.
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
On January 13, 2025, in connection with the OBDE Mergers, the Company assumed OBDE’s capital commitment to and economic ownership in Credit SLF of approximately $6.3 million and 0.7% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was reduced to $404.1 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $427.1 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $446.5 million of which $19.4 million was unfunded as of March 31, 2026.
As of March 31, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$427,085	66.1%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	87,169	13.5%
Blue Owl Technology Finance Corp.	53,812	34,937	5.4%
Blue Owl Technology Income Corp.	16,161	16,161	2.5%
State Teachers Retirement System of Ohio	93,299	80,799	12.5%
Total	$746,395	$646,395	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026 based on net contributed capital.
(2) Economic ownership interest for Blue Owl Capital Corporation II is 0.04%.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of March 31, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$167,235	$124,718
Investments at fair value	2,417,836	2,343,367
Total Assets	2,616,236	2,477,523
Total Debt (net of unamortized debt issuance costs)	1,831,178	1,728,363
Total Liabilities	2,026,448	1,863,454
Total Credit SLF Members’ Equity	$589,788	$614,069

	For the Three Months Ended March 31,
	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$41,005	$23,696
Expenses
Net operating expenses	25,030	13,659
Net investment income (loss)	$15,975	$10,037
Total net realized and unrealized gain (loss)	(51,991)	(16,103)
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$(36,016)	$(6,066)
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Dividend income	$8,861	$8,517
Blue Owl Leasing LLC
Blue Owl Leasing, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Investment decisions must be approved by Blue Owl Leasing. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries. Blue Owl Leasing’s date of inception was June 30, 2025 and Blue Owl Leasing made its first portfolio company investment on October 23, 2025.
Blue Owl Leasing’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of March 31, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

	As of March 31, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$9,981	$34,555
Investments at fair value	39,363	39,628
Total Assets	49,650	74,531
Total Debt (net of unamortized debt issuance costs)	9,374	9,754
Total Liabilities	9,861	10,076
Total Blue Owl Leasing Members’ Equity	$39,789	$64,455
_______________
(1) The Company’s date of inception was June 30, 2025.

For the Three Months Ended March 31,
2026
Consolidated Statement of Operations Data
Income
Investment income	$1,043
Expenses
Net operating expenses	871
Net investment income (loss)	$172
Total net realized and unrealized gain (loss)	(239)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(67)

Blue Owl Leasing did not distribute any dividends to the Company for the period ended March 31, 2026.
Asset Sale
In February 2026, the Company sold a portion of its portfolio company investments with aggregate fair value of $357.6 million equivalent to 99.8% of par value to certain purchasers. Each investment sold represented a partial amount of the Company’s exposure to the respective portfolio company. The investments sold consisted of 91.9% first-lien investments, 4.7% second-lien investments and 3.4% unsecured investments and include investments in 74 portfolio companies across 24 industries. 98.3% of investments sold were floating rate. The investments sold had an average investment size of $4.8 million and a weighted average spread of 5.5% and consist of partial sales representing approximately 5.0% of the Company’s exposure to each underlying portfolio company as of December 31, 2025. As a result of the sale, the Company recognized a $1.7 million gain on the sale in the first quarter of 2026. The Company used the proceeds from the sale to repay indebtedness.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 183% and 178%, respectively.
The tables below present the Company’s debt obligations for the following periods:

	As of March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)	$4,025,000	$516,000	$3,464,086	$(26,162)	$489,838
SPV Asset Facility II	300,000	283,700	16,300	(5,429)	278,271
SPV Asset Facility V	525,000	483,000	42,000	(4,708)	478,292
SPV Asset Facility VI	500,000	440,000	30,398	(3,787)	436,213
SPV Asset Facility VII	300,000	300,000	—	(1,478)	298,522
CLO I	390,000	390,000	—	(3,394)	386,606
CLO III	260,000	260,000	—	(1,679)	258,321
CLO IV	234,448	234,448	—	(2,946)	231,502
CLO V	509,625	509,625	—	(2,001)	507,624
CLO VII	330,500	330,500	—	(2,084)	328,416
CLO X	272,000	272,000	—	(1,875)	270,125
July 2026 Notes	1,000,000	1,000,000	—	(1,467)	998,533
2027 Notes(2)	500,000	500,000	—	(12,540)	486,646
April 2027 Notes	325,000	325,000	—	(873)	324,127
July 2027 Notes	250,000	250,000	—	(1,177)	248,823
2028 Notes	850,000	850,000	—	(5,905)	844,095
June 2028 Notes	100,000	100,000	—	(527)	99,473
2029 Notes(2)	1,000,000	1,000,000	—	(7,674)	996,429
2030 Notes(2)	500,000	500,000	—	(9,538)	492,703
Total Debt	$12,171,573	$8,544,273	$3,552,784	$(95,244)	$8,454,559
________________
(1)The amount available is reduced by $44.9 million of outstanding letters of credit.
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
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$121,508	$141,355
Amortization of debt issuance costs	12,387	9,802
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	421	(2,625)
Total Interest Expense	$134,316	$148,532
Average interest rate	5.2%	5.6%
Average daily borrowings	$9,346,381	$10,175,195
_______________
(1)Refer to the 2027 Notes, 2029 Notes and 2030 Notes for details on the associated interest rate swaps.
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
Debt Securitization Transactions
The Company incurs secured financing through debt securitization transactions, also known as collateralized loan obligation transactions (the “CLO Transactions”) issued by the Company’s consolidated subsidiaries (the “CLO Issuers”), which are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuers. The CLO Issuers issue preferred shares which are not secured by the collateral securing the CLO Transactions which the Company purchases. The Company acts as retention holder in connection with the CLO Transactions for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuers have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuers under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transactions and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuers in its consolidated financial statements.
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
Concurrently with the issuance of the CLO III Debt, the CLO III Issuer issued approximately $135.3 million of subordinated securities in the form of 135,310 preferred shares at an issue price of U.S.one thousand per share (the “CLO III Preferred Shares”).
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
The CLO XIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIV Indenture”), by and among the CLO XIV Issuer and State Street Bank and Trust Company: (i) $203.0 million of AAA(sf) Class A Notes, which bore interest at three-month term SOFR plus 2.40% and (ii) $32.0 million of AA(sf) Class B Notes, which bore interest at three-month term SOFR plus 3.25% (together, the “CLO XIV Secured Notes”) and (B) the borrowing by the CLO XIV Issuer of $25.0 million under floating rate Class A-L loans (the “CLO XIV Class A-L Loans” and together with the CLO XIV Secured Notes, the “CLO XIV Debt”). The CLO XIV Class A-L Loans bore interest at three-month term SOFR plus 2.40%. The CLO XIV Class A-L Loans were borrowed under a credit agreement (the “CLO XIV Class A-L Credit Agreement”), dated as of the CLO XIV Closing Date, by and among the CLO XIV Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIV Debt was secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XIV Issuer. The CLO XIV Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
Through October 20, 2027, a portion of the proceeds received by the CLO XIV Issuer from the loans securing the CLO XIV Secured Notes could be used by the CLO XIV Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XIV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The CLO XIV Debt was the secured obligation of the CLO XIV Issuer, and the CLO XIV Indenture and CLO XIV Class A-L Credit Agreement each includes customary covenants and events of default.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
2026 Notes
On July 23, 2020, the Company issued $500.0 million aggregate principal amount of notes that mature on January 15, 2026 (the “2026 Notes”). The 2026 Notes bore interest at a rate of 4.25% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. On January 15, 2026, the Company repaid all $500.0 million of the 2026 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, January 15, 2026.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) 1.769%.
The centrally cleared interest rate swaps had a termination date of January 15, 2027. On January 15, 2026, the Company terminated the centrally cleared interest rate swap and paid proceeds equal to the fair value of the centrally cleared interest rate swap as of the termination date, adjusted for accrued swap interest then owed, totaling $13.1 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR minus 0.907%. The adjustment to the net carrying value of the 2027 Notes offsetting the fair value of the centrally cleared swaps was capitalized to the 2027 Notes as of the swap termination date and will amortize to the maturity date as a component of interest expense on the Consolidated Statements of Operations.
For the three months ended March 31, 2026 and 2025, the Company made net periodic payments of $8.6 million and $10.6 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the interest rate swap had a fair value of $(0.8) million and $(13.4) million, respectively.
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
On July 29, 2025, the Company terminated the centrally cleared interest rate swap and received proceeds equal to the fair value of the centrally cleared interest rate swap as of the termination date, adjusted for accrued swap interest then owed, totaling $3.9 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 2.255%. The adjustment to the net carrying value of the 2029 Notes offsetting the fair value of the centrally cleared swaps was capitalized to the 2029 Notes as of the swap termination date and will amortize to the maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the fixed rate leg of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the interest rate swap had a fair value of $(0.6) million and $3.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps including the centrally cleared interest rate swap through its termination date, is offset by a change in net carrying value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company made net periodic payments of $0.9 million.
On November 19, 2024, in connection with the additional issuance of the 2029 Notes on November 19, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 5.950% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922%. The interest rate swap matures on February 15, 2029. As of March 31, 2026 and December 31, 2025, the interest rate swap had a fair value of $4.0 million and $7.2 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The interest rate swaps mature on February 15, 2029. For the three months ended March 31, 2026, the Company received net periodic payments of $0.1 million.
2030 Notes
On May 15, 2025, pursuant to the Base Indenture and a Ninth Supplemental Indenture (the “Ninth Supplemental Indenture”) between the Company and the Successor Trustee, the Company issued $500.0 million aggregate principal amount of notes that mature July 15, 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.200% per year payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2026. The Company may redeem some or all of the 2030 Notes at any time and

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2030 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2030 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 40 basis points, plus, in each case, accrued and unpaid interest thereon to the redemption date; provided, however, that if the Company redeems any 2030 Notes on or after June 15, 2030 (the date falling one month prior to the maturity date of the 2030 Notes), the redemption price for the 2030 Notes will be equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On May 15, 2025, in connection with the issuance of the 2030 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.200% and pay variable rate interest based on three-month SOFR plus 2.392%. The interest rate swap matures on July 15, 2030. For the three months ended March 31, 2026, the Company received fixed interest payments of $7.5 million. As of March 31, 2026 and December 31, 2025, the interest rate swap had a fair value of $2.0 million and $5.7 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2030 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of March 31, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$516,000	$—	$5,582	$510,418	$—
SPV Asset Facility II	283,700	—	—	—	283,700
SPV Asset Facility V	483,000	—	—	483,000	—
SPV Asset Facility VI	440,000	—	—	440,000	—
SPV Asset Facility VII	300,000	—	300,000	—	—
CLO I	390,000	—	—	—	390,000
CLO III	260,000	—	—	—	260,000
CLO IV	234,448	—	—	—	234,448
CLO V	509,625	—	—	—	509,625
CLO VII	330,500	—	—	—	330,500
CLO X	272,000	—	—	—	272,000
July 2026 Notes	1,000,000	1,000,000	—	—	—
2027 Notes	500,000	500,000	—	—	—
April 2027 Notes	325,000	—	325,000	—	—
July 2027 Notes	250,000	—	250,000	—	—
2028 Notes	850,000	—	850,000	—	—
June 2028 Notes	100,000	—	100,000	—	—
2029 Notes	1,000,000	—	1,000,000	—	—
2030 Notes	500,000	—	—	500,000	—
Total Contractual Obligations	$8,544,273	$1,500,000	$2,830,582	$1,933,418	$2,280,273

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$455,400	$—	$—	$455,400
Investments:
First-lien senior secured debt investments	$—	$31,483	$11,003,920	$11,035,403
Second-lien senior secured debt investments	—	43,181	730,176	773,357
Unsecured debt investments	—	—	369,374	369,374
Specialty finance debt investments	—	—	159,598	159,598
Preferred equity investments	—	—	536,853	536,853
Common equity investments	—	3,907	537,854	541,761
Specialty finance equity investments	—	—	1,011,324	1,011,324
Subtotal	—	78,571	14,349,099	14,427,670
Investments measured at NAV(1)	—	—	—	916,531
Total Investments at Fair Value	$—	$78,571	$14,349,099	$15,344,201
Derivatives:
Assets
Interest rate swaps	$—	$4,613	$—	$4,613
Foreign currency forward contracts	$—	$7,487	$—	$7,487
___________
(1)Includes investments in Credit SLF, LSI Financing LLC, BOCSO, Blue Owl Leasing and Owl-HP Finance which are measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$568,542	$—	$—	$568,542
Investments:
First-lien senior secured debt investments	$—	$39,027	$12,009,907	$12,048,934
Second-lien senior secured debt investments	—	47,294	801,281	848,575
Unsecured debt investments	—	—	399,962	399,962
Specialty finance debt investments	—	—	157,297	157,297
Preferred equity investments	—	—	568,977	568,977
Common equity investments	—	6,555	520,542	527,097
Specialty finance equity investments	—	—	1,114,178	1,114,178
Subtotal	—	92,876	15,572,144	15,665,020
Investments measured at NAV(1)	—	—	—	805,873
Total Investments at fair value	$—	$92,876	$15,572,144	$16,470,893
Derivatives:
Assets
Interest rate swaps	$—	$3,123	$—	$3,123
Liabilities
Foreign currency forward contracts	$—	$793	$—	$793
_______________
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2026
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$12,009,907	$801,281	$399,962	$157,297	$568,977	$520,542	$1,114,178	$15,572,144
Purchases of investments, net	348,644	—	—	—	976	12,068	2,728	364,416
Payment-in-kind	16,348	2,017	11,633	2,586	9,748	278	—	42,610
Proceeds from investments, net	(1,286,957)	(16,723)	(39,358)	(285)	(36,550)	(15,799)	(101,057)	(1,496,729)
Net change in unrealized gain (loss)	(53,257)	(57,687)	(5,211)	(11)	13,127	30,888	(4,525)	(76,676)
Net realized gain (loss)	(55,405)	145	2,256	—	(19,977)	(10,281)	—	(83,262)
Net amortization/accretion of discount/premium on investments	15,923	1,143	92	11	552	—	—	17,721
Transfers between investment types	(158)	—	—	—	—	158	—	—
Transfers into (out of) Level 3(1)	8,875	—	—	—	—	—	—	8,875
Fair Value, End of Period	$11,003,920	$730,176	$369,374	$159,598	$536,853	$537,854	$1,011,324	$14,349,099
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$9,796,885	$660,060	$301,956	$90,735	$366,973	$550,886	$799,766	$12,567,261
Purchases of investments, net	723,797	—	—	15,780	44,022	—	50,369	833,968
Payment-in-kind	24,688	6,529	12,551	14	9,227	257	—	53,266
Proceeds from investments, net	(504,586)	(6,468)	(9,485)	—	(10,376)	—	(3,054)	(533,969)
Net change in unrealized gain (loss)	63,107	101,400	8,263	289	3,719	2,658	13,759	193,195
Net realized gains (losses)	(10,955)	(102,791)	(1,853)	—	103	—	1,118	(114,378)
Net amortization/accretion of discount/premium on investments	16,065	967	115	6	641	—	—	17,794
Transfers into (out of) Level 3(1)	(25,266)	9,746	—	—	—	(3,091)	—	(18,611)
Transfers in from the OBDE Mergers	3,450,900	177,535	66,164	14,779	128,882	83,590	75,237	3,997,087
Fair Value, End of Period	$13,534,635	$846,978	$377,711	$121,603	$543,191	$634,300	$937,195	$16,995,613
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net Change in Unrealized Gain (Loss) for the Three Months Ended March 31, 2026 on Investments Held at March 31, 2026	Net Change in Unrealized Gain (Loss) for the Three Months Ended March 31, 2025 on Investments Held at March 31, 2025
First-lien senior secured debt investments	$(101,741)	$51,375
Second-lien senior secured debt investments	(57,687)	(2,987)
Unsecured debt investments	(5,211)	8,263
Specialty finance debt investments	(11)	289
Preferred equity investments	(8,488)	3,719
Common equity investments	7,126	2,657
Specialty finance equity investments	(4,525)	13,760
Total Investments	$(170,537)	$77,076

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

As of March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$10,671,586	Yield Analysis	Market Yield	7.4% - 23.3% (10.1%)	Decrease
	177,319	Collateral Analysis	Recovery Rate	0.0% - 100.0% (53.9%)	Increase
	155,015	Recent Transaction	Transaction Price	96.0% - 99.5% (99.4%)	Increase
Second-lien senior secured debt investments	$661,856	Yield Analysis	Market Yield	10.6% - 45.0% (21.5%)	Decrease
	68,320	Collateral Analysis	Recovery Rate	61.0% - 61.0% (61.0%)	Increase
Unsecured debt investments	$359,792	Yield Analysis	Market Yield	5.5% - 18.7% (13.5%)	Decrease
	9,582	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Specialty finance debt investments	$159,598	Yield Analysis	Market Yield	12.2% - 12.2% (12.2%)	Decrease
Preferred equity investments	$519,847	Yield Analysis	Market Yield	12.8% - 43.6% (17.1%)	Decrease
	16,748	Recent Transaction	Transaction Price	111.1% - 289.9% (224.6%)	Increase
	258	Market Approach	Revenue Multiple	13.2x - 13.2x (13.2x)	Increase
Common equity investments	$410,182	Market Approach	EBITDA Multiple	4.0x - 17.0x (7.4x)	Increase
	41,542	Market Approach	Net Recovery	0.0% - 99.0% (99.0%)	Decrease
	38,613	Market Approach	Revenue Multiple	5.0x - 47.0x (10.6x)	Increase
	25,673	Recent Transaction	Transaction Price	100.0% - 989.5% (527.2%)	Increase
	14,332	Yield Analysis	Market Yield	8.4% - 8.4% (8.4%)	Decrease
	6,966	Market Approach	Market Adjustment Factor	(3.2)%	Increase
	109	Market Approach	Gross Profit Multiple	7.0x - 7.0x (7.0x)	Increase
	437	Option Pricing Model	Volatility	60.0% - 70.0% (70.0%)	Increase
Specialty finance equity investments	$606,792	Market Approach	EBITDA Multiple	1.3x - 1.3x (1.3x)	Increase
	303,148	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase
	92,658	Market Approach	Recovery Rate	N/A	N/A
	6,757	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease
	1,969	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
______________
(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,273,964	Yield Analysis	Market Yield	6.3% - 20.1% (9.6%)	Decrease
	536,599	Recent Transaction	Transaction Price	99.0% - 99.8% (99.3%)	Increase
	199,344	Collateral Analysis	Recovery Rate	0.0% - 107.2% (59.5%)	Increase
Second-lien senior secured debt investments	$801,281	Yield Analysis	Market Yield	9.7% - 62.4% (18.9%)	Decrease
Unsecured debt investments	$390,845	Yield Analysis	Market Yield	5.5% - 17.6% (12.6%)	Decrease
	9,117	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Specialty finance debt investments	$157,297	Yield Analysis	Market Yield	11.6% - 11.6% (11.6%)	Decrease
Preferred equity investments	$559,595	Yield Analysis	Market Yield	11.6% - 35.3% (16.1%)	Decrease
	9,171	Market Approach	EBITDA Multiple	128.9x - 128.9x (128.9x)	Increase
	211	Market Approach	Revenue Multiple	11.3x - 11.3x (11.3x)	Increase
Common equity investments	$388,838	Market Approach	EBITDA Multiple	4.0x - 17.9x (7.7x)	Increase
	45,461	Market Approach	Revenue Multiple	6.3x - 13.0x (10.7x)	Increase
	43,926	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	21,679	Market Approach	Transaction Price	$96.84 - $96.84 ($96.84)	Increase
	14,020	Yield Analysis	Market Yield	8.5% - 8.5% (8.5%)	Decrease
	6,105	Market Approach	Market Adjustment Factor	(0.0%)	Increase
	347	Option Pricing Model	Volatility	60.0% - 70.0% (70.0%)	Increase
	166	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase
Specialty finance equity investments	$607,284	Market Approach	EBITDA Multiple	1.3x - 1.3x (1.3x)	Increase
	403,170	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	94,930	Market Approach	N/A(1)	N/A	N/A
	6,657	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Decrease
	2,137	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
_____________
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of March 31, 2026			As of December 31, 2025
	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$489,838	$(26,162)	$489,838	$984,069	$(27,931)	$984,069
SPV Asset Facility II	278,271	(5,429)	278,271	156,138	(5,562)	156,138
SPV Asset Facility V	478,292	(4,708)	478,292	378,999	(5,001)	378,999
SPV Asset Facility VI	436,213	(3,787)	436,213	295,959	(4,041)	295,959
SPV Asset Facility VII	298,522	(1,478)	298,522	208,399	(1,601)	208,399
CLO I	386,606	(3,394)	386,606	386,511	(3,489)	386,511
CLO III	258,321	(1,679)	258,321	258,273	(1,727)	258,273
CLO IV	231,502	(2,946)	231,502	272,117	(3,346)	272,117
CLO V	507,624	(2,001)	507,624	507,563	(2,062)	507,563
CLO VII	328,416	(2,084)	328,416	328,373	(2,127)	328,373
CLO X	270,125	(1,875)	270,125	270,203	(1,797)	270,203
CLO XIV	—	—	—	258,422	(1,578)	258,422
2026 Notes	—	—	—	499,909	(91)	498,750
July 2026 Notes	998,533	(1,467)	992,500	997,283	(2,717)	992,500
2027 Notes	486,646	(12,540)	487,500	483,987	(2,117)	488,750
April 2027 Notes	324,127	(873)	315,250	323,922	(1,078)	317,688
July 2027 Notes	248,823	(1,177)	250,000	248,611	(1,389)	250,000
2028 Notes	844,095	(5,905)	790,500	843,451	(6,549)	803,250
June 2028 Notes	99,473	(527)	100,000	99,415	(585)	100,000
2029 Notes	996,429	(7,674)	987,500	1,002,667	(8,373)	1,010,000
2030 Notes	492,703	(9,538)	493,750	495,805	(10,025)	506,250
Total Debt	$8,454,559	$(95,244)	$8,380,730	$9,300,076	$(93,186)	$9,272,214

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Level 1	$—	$—
Level 2	4,417,000	4,967,188
Level 3	3,963,730	4,305,026
Total Debt	$8,380,730	$9,272,214

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Financial Instruments Not Carried at Fair Value
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 – Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of March 31, 2026				As of December 31, 2025
	Counterparty	Notional Amount		Assets	Liabilities	Notional Amount		Assets	Liabilities
Derivatives designated as hedges:
Interest Rate Swap 2027 Notes	Deutsche Bank AG		$500,000	$—	$(826)		$500,000	$—	$(13,370)
Interest Rate Swap 2030 Notes	Deutsche Bank AG		$500,000	2,033	—		$500,000	5,663	—
				2,033	(826)			5,663	(13,370)
Interest Rate Swap 2029 Notes	Goldman Sachs Bank USA		$600,000	—	(605)		$600,000	3,645	—
Interest Rate Swap 2029 Notes	Goldman Sachs Bank USA		$400,000	4,011	—		$400,000	7,185	—
				4,011	(605)			10,830	—
Total Derivatives Designated as Hedges(1)(2)				$6,044	$(1,431)			$16,493	$(13,370)

Derivatives not designated as hedges:
Foreign currency forward contract GBP	Goldman Sachs Bank USA		£94,190	$126,079	$(124,590)		£94,190	$126,248	$(126,916)
Foreign currency forward contract EUR	Goldman Sachs Bank USA		€208,670	247,532	(242,301)		€208,670	247,528	(247,272)
Foreign currency forward contract AUD	Goldman Sachs Bank USA	A$	2,580	1,730	(1,780)	A$	2,580	1,685	(1,722)
Foreign currency forward contract AUD	Goldman Sachs Bank USA		$352	352	(359)		$—	—	—
				$375,693	$(369,030)			$375,461	$(375,910)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.		£14,775	19,760	(19,544)		£14,775	19,549	(19,908)
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.		€5,301	6,296	(6,155)		€5,301	6,296	(6,281)
				26,056	(25,699)			25,845	(26,189)
Foreign currency forward contract CAD	Royal Bank of Canada	C$	2,967	2,186	(2,150)	C$	—	—	—
Foreign currency forward contract CAD	Royal Bank of Canada	C$	111,549	81,237	(80,806)	C$	—	—	—
				83,423	(82,956)			—	—
Total Derivatives not Designated as Hedges				$485,172	$(477,685)			$401,306	$(402,099)
_______________
(1)    The net fair value of the derivatives designated as hedges is recorded as an asset or liability in the Consolidated Statements of Assets and Liabilities.
(2)    The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $1.98 billion and $1.98 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $5.5 million and $3.0 million, as of March 31, 2026 and December 31, 2025, respectively.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	Three Months Ended March 31, 2026
	Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps 2027 Notes	$(590)	$697	$107
Interest rate swaps 2030 Notes	(3,630)	3,589	(41)
	(4,220)	4,286	66
Interest rate swaps 2029 Notes	(3,174)	3,139	(35)
Interest rate swaps 2029 Notes	(4,250)	3,798	(452)
	(7,424)	6,937	(487)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$(421)
_______________
(1)     Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.
On January 15, 2026, the centrally cleared interest rate swap hedging the 2027 Notes with the notional amount of $500 million was terminated and replaced with a bilateral interest rate swap with identical notional, fixed rate and termination date. See “Note 5 — Debt” for more details.

	Three Months Ended March 31, 2025
	Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps 2027 Notes	$6,330	$(4,060)	$2,270
	6,330	(4,060)	2,270
Interest rate swaps 2029 Notes	8,823	(8,346)	477
Interest rate swaps 2029 Notes	5,836	(5,958)	(122)
	14,659	(14,304)	355
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$2,625
_______________
(1)     Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.
The table below presents net change in unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

Three Months Ended March 31, 2026
Net Change in Unrealized Gain (Loss)
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$2,732
Foreign currency forward contract AUD	(20)
Foreign currency forward contract EUR	5,101
Foreign currency forward contract CAD	467
Total Net Unrealized Gain (Loss)(1)	$8,280
_______________
(1)     Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
For the three months ended March 31, 2026, the Company recognized a realized loss of $0.3 million, primarily related to the foreign currency forward contracts held with Goldman Sachs Bank USA. The Company did not hold any foreign currency forward contracts for the three months ended March 31, 2025.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Revolving loan commitments	$818,244	$888,190
Delayed draw loan commitments	670,987	652,746
Debt commitments	$1,489,231	$1,540,936

Specialty finance equity commitments	$211,196	$129,076
Common equity commitments	4,655	4,946
Equity commitments	$215,851	$134,022

Total Unfunded Commitments	$1,705,082	$1,674,958
As of March 31, 2026, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
Refer to “Note 9 — Net Assets” for details on the Company’s stock repurchase program.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the OBDE Mergers, the Company issued an aggregate of approximately 120,630,330 shares of the Company’s common stock.
“At the Market” Offerings
The Company is party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of its common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common stock with an aggregate offering amount of $746.9 million remained available for issuance as of March 31, 2026.
The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the period ended March 31, 2026. The Company issued and sold the following shares of common stock during the period ended March 31, 2025:

	For the Three Months Ended March 31, 2025
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
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended March 31, 2026
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026	March 31, 2026	April 15, 2026	$0.37

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2025	March 31, 2025	April 15, 2025	$0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	0.05
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
The following tables present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

For the Three Months Ended March 31, 2026
Date Declared	Record Date	Payment Date	Shares
November 4, 2025	December 31, 2025	January 15, 2026	1,070,678	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.

For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Shares
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200.0 million of the Company’s common stock. Under the 2025 Repurchase Program, purchases could be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. The 2025 Stock Repurchase Program terminated on February 17, 2026, in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 11,599,738 shares of our common stock were repurchased pursuant to the 2025 Stock Repurchase Program for approximately $148.2 million since the 2025 Stock Repurchase Program’s inception. There were no repurchases made for the three months ended March 31, 2025. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program.
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which the Company may repurchase up to $300.0 million of its common stock. Under the 2026 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
For the three months ended March 31, 2026, the Company had the following repurchase activity under the 2026 Stock Repurchase Program:

Period of Activity	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
March 1, 2026 to March 31, 2026	3,143,108	$11.20	$35,190	$264,811
	3,143,108		$35,190
Note 10. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets resulting from operations	$(24,382)	$242,635
Weighted average shares of common stock outstanding - basic and diluted	498,903,632	494,825,717
Earnings per common share-basic and diluted	$(0.05)	$0.49
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
For the three months ended March 31, 2026 and 2025, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $2.4 million and $3.7 million, including U.S. federal excise tax expense/(benefit) of $1.7 million and $2.0 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2026 and 2025, the Company recorded tax expense of approximately $0.8 million and $1.7 million for taxable subsidiaries, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $41.3 million and $41.2 million as of March 31, 2026 and December 31, 2025, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Per share data:
Net asset value, beginning of period	$14.81	$15.26
Results of operations:
Net investment income(1)	0.32	0.41
Net realized and unrealized gain (loss)(1)	(0.37)	0.08
Net increase (decrease) in net assets resulting from operations	(0.05)	0.49
Distributions:
Distributions declared from earnings(2)	(0.37)	(0.42)
Capital share transactions:
Repurchase of common shares(2)	0.02	—
Issuance of common shares in connection with the OBDE Mergers	—	(0.19)
Total increase (decrease) in net assets	(0.40)	(0.12)
Net Asset Value, End of Period(8)	$14.41	$15.14

Shares outstanding, end of period	496,305,391	511,048,237
Per share market value at end of period	$11.06	$14.66
Total return, based on market value(3)	(8.0)%	(0.3)%
Total return, based on net asset value(4)	0.6%	2.0%
Ratios / supplemental data:(5)
Ratio of total expenses to average net assets(6)(7)	13.1%	15.4%
Ratio of net investment income to average net assets(6)	8.8%	11.8%
Net assets, end of period	$7,154,000	$7,739,089
Weighted-average shares outstanding	498,903,632	494,825,717
Portfolio turnover rate	2.5%	6.0%
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
(7)Prior to any management fee waivers, the annualized total expenses to average net assets for the three months ended March 31, 2026 and 2025, was 13.1% and 15.4%, respectively.
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
Dividend
On May 5, 2026, the Board declared a second quarter dividend of $0.31 per share for stockholders of record as of June 30, 2026, payable on or before July 15, 2026.
September 2028 Notes
On April 16, 2026, the Company issued unsecured notes due September 2028 (the “September 2028 Notes”) in the aggregate principal amount of $400.0 million. The September 2028 Notes bear interest at a rate of 6.45%. In connection with the issuance of the September 2028 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.45% and pay variable rate interest based on SOFR plus 2.664%.
CLO I Redemption
On April 16, 2026, the CLO I Issuer redeemed or prepaid all classes of the CLO I Refinancing Debt in full, along with accrued and unpaid interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for fiscal year December 31, 2025, and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report on Form 10-Q (“Quarterly Report”). Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which offers private credit solutions to primarily upper-middle-market companies through differentiated access points. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of March 31, 2026, the Adviser and its affiliates had $159.24 billion of assets under management across Blue Owl’s Credit platform.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of us, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when we co-invest with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if we dispose of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent us from being disadvantaged by participation in the co-investment program. The Adviser and our Chief Compliance Officer will also provide reporting to the Board.
The Blue Owl Credit Advisers’ investment allocation policies seek to ensure equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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

Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2026, our Adviser and its affiliates have originated $193.98 billion aggregate principal amount of investments, of which $189.83 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
As of March 31, 2026, our average debt investment size in each of our portfolio companies was approximately $61.1 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of March 31, 2026, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 91.6% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.04 billion, weighted average annual EBITDA of $239 million, an average interest coverage of 1.9x and an average net loan-to value of 47%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2026, 96.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis. In response to heightened uncertainty over the last year, we took additional, proactive steps to reassess risk across our portfolio. We conducted thematic stress tests twice – first in response to tariff policies implemented in 2025, and more recently to evaluate the potential implications of rapid advancements in artificial intelligence. These additional reviews reinforced our confidence that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.

Limited Availability of Capital for Middle Market Companies — The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks — Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
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
Attractive Investment Dynamics — An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.
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
During the first quarter of 2026, global equity and debt markets experienced elevated volatility, with spread widening in fixed income markets as a result of intensifying geopolitical conflicts and heightened focus on the evolution of artificial intelligence (“AI”). The 10-year Treasury yield ended the first quarter of 2026 up nearly 15 basis points since the end of 2025 and the CBOE Volatility Index peaked above 30 during the first quarter of 2026, its highest level since April 2025. As a result of this volatility and higher inflation expectations, the Federal Reserve is now expected to maintain current interest rates in the near term.
We approached this environment more conservatively resulting in repayments in excess of originations in the quarter ended March 31, 2026; however, underlying credit performance remains strong, market spreads are beginning to widen and we have maintained a lower leverage level. As a result, we have available capital to deploy into attractive risk-adjusted opportunities as the pipeline of compelling investments builds. We have also leveraged Blue Owl’s expanded capabilities in alternative and asset-based credit, as well as digital infrastructure, to access attractive risk-adjusted opportunities and adding accretive, non-correlated returns. We have continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
Specifically, we invest in Credit SLF, Blue Owl Leasing and specialty financing portfolio companies, including Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC, AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”), Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) and OWL-HP FINANCE LLC (“Owl-HP Finance”). See “Specialty Financing Portfolio Companies and Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. We view these companies as a complement to our lending strategy and expect them to help offset rate and spread volatility and support net asset value growth. These companies have strong underlying diversification and generate predictable income streams.
Consistent with our last several quarters, a substantial portion of our financings are with existing borrowers, with the majority coming from large, incumbent borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio.
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
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $239 million (up from approximately $115 million in 2021) and average revenue of approximately $1.04 billion (up from approximately $500 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).

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
The markdowns on our investments were primarily driven by the impact of credit spread widening and not a deterioration in the underlying quality of our assets. Across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time although there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results. The vast majority of our payment-in-kind (“PIK”) was structured as PIK from inception and not implemented as a result of credit underperformance.
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. As of March 31, 2026, year over year, our software borrowers, which make up 16% of the portfolio, continued to deliver revenue and EBITDA growth consistent with our broader investments. We also believe that our software borrowers are well positioned to evolve as a result of developments in AI and believe that a limited portion of these investments are subject to risk of significant disruption.
Within software, we remain focused on scaled companies that offer mission-critical solutions to established customer bases, with strong customer retention rates and high switching costs. We intend to continue to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge. Specifically, within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.
In February 2026, we sold a portion of our portfolio company investments with aggregate fair value of $357.6 million, equivalent to 99.8% of par value to certain purchasers. Each investment sold represented a partial amount of our exposure to the respective portfolio company. The investments sold consisted of 91.9% first-lien investments, 4.7% second-lien investments and 3.4% unsecured investments and include investments in 74 portfolio companies across 24 industries. 98.3% of investments sold were floating rate and 100% were 1- or 2-rated on our 5-point internal investment ratings scale. The investments sold had an average investment size of $4.8 million and a weighted average spread of 5.5% and consist of partial sales representing approximately 5.0% of the Company’s exposure to each underlying portfolio company as of December 31, 2025. As a result of the sale, the Company recognized $1.7 million gain on the sale in the first quarter of 2026. We used the proceeds from the loans sale to repay indebtedness.
Additionally see, “Note 4 – Investments – Asset Sale.” This transaction enhances balance sheet flexibility, modestly increases portfolio diversity and creates additional capacity to deploy capital into attractive, risk-adjusted investment opportunities.
As of March 31, 2026, based on fair value, our portfolio consisted of 72.1% first lien senior secured debt investments (of which 51% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.0% second lien senior secured debt investments, 2.4% unsecured debt investments, 1.0% specialty finance debt investments, 3.5% preferred equity investments, 4.3% common equity investments, 9.2% specialty finance equity investments and 2.5% joint ventures.
As of March 31, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.5% and 9.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.0% and 10.0%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of March 31, 2026, the weighted average spread of total floating rate debt investments was 5.6%.
As of March 31, 2026, we had investments in 230 portfolio companies with an aggregate fair value of $15.34 billion. Our current target leverage ratio is 0.90x-1.25x. As of March 31, 2026, we had net leverage of 1.13x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$682,018	$1,162,632
Less: Sell downs	(5,640)	(3,758)
Total new investment commitments	$676,378	$1,158,874
Principal amount of new investments funded:
First-lien senior secured debt investments	$277,315	$672,387
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	55,808
Specialty finance debt investments	—	15,780
Preferred equity investments	976	45,329
Common equity investments	10,936	7,986
Specialty finance equity investments	135,219	30,151
Joint venture investments	5,736	85,418
Total principal amount of new investments funded	$430,182	$912,859

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$94,565	$179,113

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(1,283,682)	$(768,128)
Second-lien senior secured debt investments	(16,725)	(185,478)
Unsecured debt investments	(39,867)	(62,343)
Specialty finance debt investments	—	—
Preferred equity investments	(30,260)	(10,376)
Common equity investments	(1,488)	(652)
Specialty finance equity investments	(105,369)	(51,469)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(1,477,391)	$(1,078,446)

Number of new investment commitments in new portfolio companies(2)	7	12
Average new investment commitment amount in new portfolio companies	54,575	43,509
Weighted average term for new investment commitments (in years)	6.8	6.0
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new investment commitments(3)	8.7%	9.5%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.1%	5.2%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.68% and 4.29% as of March 31, 2026 and 2025, respectively.

The table below presents our investments as of the following periods:

	As of March 31, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$11,255,827	$11,035,403	$12,215,994	$12,048,934
Second-lien senior secured debt investments	962,550	773,357	975,790	848,575
Unsecured debt investments	359,188	369,374	384,569	399,962
Specialty finance debt investments	159,315	159,598	157,004	157,297
Preferred equity investments	547,459	536,853	592,714	568,977
Common equity investments	460,319	665,746	473,881	644,304
Specialty finance equity investments	1,227,623	1,414,987	1,195,614	1,386,739
Joint ventures	427,949	388,883	422,213	416,105
Total Investments	$15,400,230	$15,344,201	$16,417,779	$16,470,893
_______________
(1)We consider 51% and 50% of first-lien senior secured debt investments to be unitranche loans as of March 31, 2026 and December 31, 2025, respectively.
The table below presents investments by industry composition based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Advertising and media	2.5%	2.4%
Aerospace and defense	1.4	1.4
Asset based lending and fund finance(1)	7.1	6.5
Automotive services	3.7	3.3
Buildings and real estate(5)	4.9	4.6
Business services	2.8	2.7
Chemicals	3.4	3.3
Consumer products	2.6	2.3
Containers and packaging	2.9	2.8
Distribution	1.3	1.3
Education	0.2	0.3
Energy equipment and services	0.5	0.5
Financial services	3.8	3.8
Food and beverage	5.1	5.0
Healthcare equipment and services	4.6	4.4
Healthcare providers and services	9.1	9.0
Healthcare technology	5.6	6.3
Household products	1.9	1.7
Human resource support services	1.7	2.0
Infrastructure and environmental services	2.6	2.3
Insurance(3)	6.0	6.3
Internet software and services	10.3	11.1
Joint ventures(2)	2.5	2.5
Leisure and entertainment	2.1	2.0
Manufacturing	4.4	5.3
Pharmaceuticals(4)	2.0	1.3
Professional services	2.3	2.9
Specialty retail	2.2	2.1
Telecommunications	0.1	0.1
Transportation	0.4	0.5
Total	100.0%	100.0%
_______________
(1)Includes investments in Wingspire, BOCSO and Amergin AssetCo.

(2)Includes investment in Credit SLF and Blue Owl Leasing.
(3)Includes investment in Fifth Season.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
(5)Includes investments in Owl-HP Finance.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
United States:
Midwest	20.5%	20.6%
Northeast	21.7	21.2
South	36.9	36.8
West	13.8	14.8
International	7.1	6.6
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	9.5%	9.5%
Weighted average total yield of debt and income producing securities(1)	10.0%	10.0%
Weighted average interest rate of debt securities	9.4%	9.6%
Weighted average spread over base rate of all floating rate debt investments	5.6%	5.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of March 31, 2026, seven of our portfolio companies are on non-accrual, which represents 1.0% of our portfolio at fair value. Our annual net gain/loss ratio is approximately (0.31)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of March 31, 2026		As of December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio(1)	Investments at Fair Value	Percentage of Total Portfolio(1)
($ in thousands)
1	$1,341,983	8.7%	$1,358,369	8.2%
2	12,653,009	82.5	13,595,328	82.5
3	1,150,626	7.5	1,285,575	7.8
4	107,167	0.7	122,826	0.7
5	91,416	0.6	108,795	0.7
Total	$15,344,201	100.0%	$16,470,893	100.0%
________________
(1) Totals presented may not sum due to rounding.
The table below presents the amortized cost and fair value of our performing and non-accrual investments as of the following periods:

	As of March 31, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair value	Percentage	Amortized Cost	Percentage	Fair value	Percentage
Performing	$15,090,588	98.0%	$15,190,885	99.0%	$16,041,906	97.7%	$16,283,196	98.9%
Non-accrual	309,642	2.0	153,316	1.0	375,873	2.3	187,697	1.1
Total	$15,400,230	100.0%	$15,344,201	100.0%	$16,417,779	100.0%	$16,470,893	100.0%

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
Specialty Financing Portfolio Companies
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We made our initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase our total commitment to $505 million. As of March 31, 2026, the fair value of the Company’s investment in Wingspire was $606.8 million. We do not consolidate our equity interest in Wingspire.
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2026, our commitment to Amergin AssetCo was $270.2 million, of which $110.6 million was equity and $159.6 million was debt. As of March 31, 2026, the fair value of the Company’s investment in Amergin AssetCo was $254.2 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of March 31, 2026, our investment in Fifth Season was $303.1 million at fair value. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of March 31, 2026, the fair value of our investment in LSI Financing DAC was $6.8 million and our total commitment was $6.8 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2026, our investment at fair value in LSI Financing LLC was $274.7 million and our total commitment was $354.6 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of March 31, 2026, the portfolio consists of five investments totaling $1.03 billion at cost and fair value, respectively, and ranging in cost from $24.9 million to $379.6 million and with fair value ranging from $24.7 million to $378.0 million. The largest investment is 36.9% of the total cost of BOCSO’s portfolio. As of March 31, 2026, the portfolio asset class composition was 65.6% ABF — Specialty finance, 32.0% ABF — Leasing, and 2.4% ABF — Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Owl-HP Finance is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (“Five Point”) (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of March 31, 2026, the Company’s investment at fair value in Owl-HP Finance was $17.3 million and our total commitment was $84.5 million. We do not consolidate our equity interest in Owl-HP Finance.

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
Refer to Exhibit 99.1 for the Credit SLF Supplemental Financial Information.
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
Refer to Exhibit 99.2 for the Blue Owl Leasing Supplemental Financial Information.
Results of Operations
The table below presents our operating results for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2026	2025	$ Change
Total Investment Income	$396.8	$464.6	$(67.8)
Less: Total Operating Expenses	235.2	259.6	(24.4)
Net Investment Income (Loss) Before Taxes	$161.6	$205.0	$(43.4)
Less: Income tax expense (benefit), including excise tax expense (benefit)	2.4	3.7	(1.3)
Net Investment Income (Loss) After Taxes	$159.2	$201.3	$(42.1)
Net change in unrealized gain (loss)	(100.8)	194.9	(295.7)
Net realized gain (loss)	(82.8)	(153.6)	70.8
Net Increase (Decrease) in Net Assets Resulting from Operations	$(24.4)	$242.6	$(267.0)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment origination and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2026, our net asset value per share decreased, primarily driven by widening spreads contributing to decreases in the fair values in certain of our portfolio investments and distributions in excess of our net investment income, partially offset by accretive share repurchases.
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

	For the Three Months Ended March 31,
($ in millions)	2026	2025	$ Change(1)
Net investment income after taxes:	$159.2	$201.3	$(42.1)
Less: Purchase discount amortization	(6.2)	(7.8)	1.6
Adjusted, Non—GAAP, Net Investment Income after Taxes	$153.0	$193.5	$(40.5)

Net realized and unrealized gains (losses):	$(183.6)	$41.3	$(224.9)
Net change in unrealized (appreciation) depreciation due to the purchase discount	5.0	(75.1)	80.0
Realized (gain) loss due to the purchase discount	1.3	(0.0)	1.3
Adjusted, Non—GAAP, Net Realized and Unrealized Gains (Losses)	$(177.3)	$(33.8)	$(143.5)

Net increase in net assets from operations:	$(24.4)	$242.6	$(267.0)
Less: Purchase discount amortization	(6.2)	(7.8)	1.6
Net change in unrealized (appreciation) depreciation due to the purchase discount	5.0	(75.1)	80.0
Realized (gain) loss due to the purchase discount	1.3	(0.0)	1.3
Adjusted, Non—GAAP, Net Increase in Net Assets from Operations(1)	$(24.4)	$159.7	$(184.1)
_______________
(1)Totals presented may not sum due to rounding.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2026	2025	$ Change
Interest income from investments	$300.3	$366.0	$(65.7)
PIK interest income from investments	31.5	36.4	(4.9)
Dividend income from investments	61.6	56.5	5.1
Other income	3.4	5.7	(2.3)
Total Investment Income	$396.8	$464.6	$(67.8)
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Investment income decreased to $396.8 million for the three months ended March 31, 2026, from $464.6 million for the same period in the prior year, primarily due to lower interest income, partially offset by higher dividend income from our equity investments. Interest income was lower by $65.7 million period-over-period due to a reduction in our portfolio size from net repayments of approximately $2.1 billion, and a decrease in the weighted average yield of our debt portfolio from 10.2% to 9.5%. Included in interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns decreased to $7.8 million for the three months ended March 31, 2026 from $8.2 million for the same period in the prior year, due to a decreased level of repayment related activity in the current year period. Payment-in-kind (“PIK”) interest income from investments decreased by $4.9 million period-over-period due to a decrease in the amount of PIK earning investments. PIK income as a percentage of overall income increased slightly to 11.7% from 10.7% in the prior period due to a larger decrease in total investment income relative to PIK income. Dividend income increased to $61.6 million from $56.5 million in the prior year period, primarily due to an increase in dividends earned from our equity investments as a result of growth in our strategic equity investments. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2026	2025	$ Change
Interest expense	$134.4	$148.5	$(14.1)
Management fee, net(1)	60.7	62.2	(1.5)
Performance based incentive fees	32.4	41.0	(8.6)
Professional fees	4.2	3.6	0.6
Directors’ fees	0.4	0.3	0.1
Other general and administrative	3.1	4.0	(0.9)
Total Operating Expenses	$235.2	$259.6	$(24.4)
_______________
(1)Refer to “Note 3 – Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for additional details on management fee waiver.
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Total operating expenses decreased for the three months ended March 31, 2026, compared to the same period in the prior year, primarily driven by decreases in interest expense, performance based incentive fees and management fees. Interest expense decreased due to a decrease in daily average borrowings from $10.2 billion to $9.3 billion, as well as due to a decrease in the average interest rate from 5.6% to 5.2% period-over-period. Performance based incentive fees decreased due to lower net investment income. Management fees decreased due to a decrease in average adjusted gross assets driven by sales and repayments of portfolio investments. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of March 31, 2026, we have generated undistributed taxable earnings “spillover” of approximately $0.28 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three months ended March 31, 2026 and 2025, we recorded U.S. federal and state income tax expense/(benefit) of $2.4 million, and $3.7 million, respectively, including U.S. federal excise tax expense (benefit) of $1.7 million and $2.0 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2026 and 2025, we recorded a tax expense of approximately $0.8 million and $1.7 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were as follows:

	For the Three Months Ended March 31,
($ in millions)	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(98.2)	$192.4	$(290.6)
Income tax (provision) benefit	0.7	(1.5)	2.2
Net change in translation of assets and liabilities in foreign currencies and other transactions	(3.3)	4.0	(7.3)
Net Change in Unrealized Gain (Loss)	$(100.8)	$194.9	$(295.7)
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
For the three months ended March 31, 2026, the net unrealized loss was driven by a decrease in the fair value of certain debt and equity investments, partially offset by reversals of prior period unrealized losses that were realized in the current quarter. For the three months ended March 31, 2025, the net unrealized gain included $75.1 million of net unrealized gain due to purchase discount from the Mergers across 189 portfolio companies that were acquired. In addition, the net unrealized gain was driven by an increase in the fair value of certain debt and equity investments and reversals of prior period unrealized losses that were realized in the quarter related to exited investments, partially offset by a decrease in the fair value of certain debt investments as detailed below. The ten largest contributors to the change in net unrealized gain (loss) on investments consisted of the following:

Portfolio Company	For the Three Months Ended March 31, 2026	Portfolio Company	For the Three Months Ended March 31, 2025
($ in millions)		($ in millions)
Cornerstone OnDemand, Inc.	$(57.5)	H-Food Holdings, LLC	$115.3
Loparex Midco B.V.	(35.4)	Remaining Portfolio Companies	65.9
Blue Owl Credit SLF LLC(1)	(33.0)	CIBT Global, Inc.	27.1
Pluralsight, LLC(2)	(12.7)	Tall Tree Foods, Inc.	15.6
EOS Finco S.A.R.L (dba Netceed)	12.4	AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC / AAM Series 2.1 Aviation Feeder, LLC(1)	11.1
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	13.9	Inovalon Holdings, Inc.	6.6
Conair Holdings LLC	25.6	EOS Finco S.A.R.L	(6.5)
Eagle Infrastructure Services, LLC(1)	26.5	Walker Edison Furniture Company LLC(1)	(8.1)
Ideal Image Development, LLC(2)	36.8	National Dentex Labs LLC (fka Barracuda Dental LLC)	(9.3)
Walker Edison Furniture Company LLC(1)	56.0	Notorious Topco, LLC (dba Beauty Industry Group)	(11.6)
Remaining Portfolio Companies	(130.8)	Blue Owl Credit SLF LLC(1)	(13.7)
Total	$(98.2)	Total	$192.4
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in millions)	2026	2025	$ Change
Net realized gain (loss) on investments	$(84.9)	$(151.9)	$67.0
Net realized gain (loss) on foreign currency transactions	2.1	(1.6)	3.7
Net Realized Gain (Loss)	$(82.8)	$(153.5)	$70.7

For the three months ended March 31, 2026, we recognized net realized losses on investments of $84.9 million, primarily driven by the full or partial sales of investments and the restructuring of certain debt and equity investments, partially offset by the realized gain of $1.7 million from our strategic asset sale in the first quarter of 2026, see “Note 4 – Investments – Asset Sale” for additional details. We incurred gains on foreign currency transactions of $2.1 million for the three months ended March 31, 2026, primarily as a result of fluctuations in the GBP, EUR and AUD exchange rates vs. US Dollar.
The largest contributors to the change in net realized gain (loss) on investments consisted of the following:

Portfolio Company	For the Three Months Ended March 31, 2026
($ in millions)
Walker Edison Furniture Company LLC(1)	$(56.4)
Ideal Image Development, LLC(2)	(39.2)
EOS Finco S.A.R.L (dba Netceed)	(12.7)
Rushmore Investment III LLC (dba Winland Foods)	0.2
Galls, LLC	0.2
OB Hospitalist Group, Inc.	0.2
Brightway Holdings, LLC	0.5
Tall Tree Foods, Inc.	1.0
Remaining Portfolio Companies	1.6
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	6.2
Space Exploration Technologies Corp.	13.5
Total	$(84.9)
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Portfolio Company	For the Three Months Ended March 31, 2025
($ in millions)
H-Food Holdings, LLC	$(102.8)
CIBT Global, Inc.	(27.1)
Tall Tree Foods, Inc.	(14.1)
HFS Matterhorn Topco, Inc.	(10.9)
GoHealth, Inc.	(3.0)
Remaining Portfolio Companies	0.3
Packaging Coordinators Midco, Inc.	0.2
Arctic Holdco, LLC (dba Novvia Group)	0.3
EOS Finco S.A.R.L	1.1
Amergin Asset Management, LLC	1.1
Physician Partners, LLC	3.0
Total	$(151.9)

Realized Gross Internal Rate of Return
Since we began investing in 2016 through March 31, 2026, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $22.92 billion and total proceeds from these exited investments of $28.13 billion).
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
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “OBDC.” Our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. Risk Factors—Risks Related to an Investment in Our Common Stock” in our annual report on Form 10-K for the fiscal year ended December 31, 2025.
The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us for the quarter ended March 31, 2026. On May 1, 2026, the last reported closing sales price of our common stock on the NYSE was $11.86 per share, which represented a discount of approximately 17.7% to the net asset value per share reported by us as of March 31, 2026.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Quarter Ended March 31, 2026	$14.41	$12.73	$10.83	-11.7%	-24.8%	$0.37
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
(3)Represents the total dividend or distribution declared in the relevant quarter, inclusive of a supplemental dividend, if any. For additional details, refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report.
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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of March 31, 2026, our weighted average total cost of debt was 5.7%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 183% and 178%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of March 31, 2026, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2026, we had $3.55 billion available under our credit facilities including any limitations related to each credit facility’s borrowing base.
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
As of March 31, 2026, we had $455.4 million in cash and restricted cash, including foreign cash. During the three months ended March 31, 2026, $0.97 billion in cash was provided by operating activities, primarily as a result of sell downs and repayments of $1.54 billion, partially offset by funding portfolio investments of $0.54 billion and other operating activity of $(28.9) million. Cash used in financing activities was $1.08 billion during the period, which was primarily the result of net repayments of $846.0 million, distributions paid of $184.9 million, share repurchases of $35.2 million and debt issuance costs of $14.4 million.
Equity
Equity Issuances
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the OBDE Mergers, we issued an aggregate of approximately 120,630,330 shares of our common stock.
“At the Market” Offerings
We are party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that we may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of our common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common shares, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common shares with an aggregate offering amount of $746.9 million remained available for issuance as of March 31, 2026.
We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the period ended March 31, 2026. The Company issued and sold the following shares of common stock during the period ended March 31, 2025:

	For the Three Months Ended March 31, 2025
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

Distributions
The following tables present the distributions declared on shares of our common stock for the following periods:

	For the Three Months Ended March 31, 2026
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026	March 31, 2026	April 15, 2026	$0.37

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2025	March 31, 2025	April 15, 2025	$0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	0.05
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
The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Three Months Ended March 31, 2026
Date Declared	Record Date	Payment Date	Shares
November 4, 2025	December 31, 2025	January 15, 2026	1,070,678	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Shares
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200.0 million of the Company’s common stock. Under the 2025 Repurchase Program, purchases could be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. The 2025 Stock Repurchase Program terminated on February 17, 2026, in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 11,599,738 shares of our common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $148.2 million since the 2025 Stock Repurchase Program’s inception. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program. There were no repurchases made in the three months ended March 31, 2025.
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which the Company may repurchase up to $300.0 million of its common stock. Under the 2026 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved.
In the three months ended March 31, 2026, we had the following repurchase activity under the 2026 Stock Repurchase Program:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
March 1, 2026 to March 31, 2026	3,143,108	11.20	$35,190	$264,811
	3,143,108		$35,190
Debt
As of March 31, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, CLOs, and unsecured notes and in the future we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.

Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	As of March 31, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)	November 22, 2029(4)	$4,025,000	$516,000	$3,464,086	$(26,162)	$489,838
SPV Asset Facility II	April 17, 2036	300,000	283,700	16,300	(5,429)	278,271
SPV Asset Facility V	March 15, 2030	525,000	483,000	42,000	(4,708)	478,292
SPV Asset Facility VI	December 2, 2029	500,000	440,000	30,398	(3,787)	436,213
SPV Asset Facility VII	March 20, 2029	300,000	300,000	—	(1,478)	298,522
CLO I	February 20, 2036	390,000	390,000	—	(3,394)	386,606
CLO III	April 20, 2036	260,000	260,000	—	(1,679)	258,321
CLO IV	August 20, 2033	234,448	234,448	—	(2,946)	231,502
CLO V	April 20, 2034	509,625	509,625	—	(2,001)	507,624
CLO VII	April 20, 2038	330,500	330,500	—	(2,084)	328,416
CLO X	April 20, 2037	272,000	272,000	—	(1,875)	270,125
July 2026 Notes	July 15, 2026	1,000,000	1,000,000	—	(1,467)	998,533
2027 Notes(2)	January 15, 2027	500,000	500,000	—	(12,540)	486,646
April 2027 Notes	April 13, 2027	325,000	325,000	—	(873)	324,127
July 2027 Notes	July 21, 2027	250,000	250,000	—	(1,177)	248,823
2028 Notes	June 11, 2028	850,000	850,000	—	(5,905)	844,095
June 2028 Notes	June 29, 2028	100,000	100,000	—	(527)	99,473
2029 Notes(2)	March 15, 2029	1,000,000	1,000,000	—	(7,674)	996,429
2030 Notes(2)	July 15, 2030	500,000	500,000	—	(9,538)	492,703
Total Debt		$12,171,573	$8,544,273	$3,552,784	$(95,244)	$8,454,559
_______________
(1)The amount available is reduced by $44.9 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
(4)The revolving credit facility will mature on August 26, 2027 with respect to $50 million of commitments (commitment expires August 26, 2026), and on November 22, 2029 with respect to the remaining commitments.

	As of December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)	November 22, 2029	$4,025,000	$1,012,000	$2,970,841	$(27,931)	$984,069
SPV Asset Facility II	April 17, 2036	300,000	161,700	137,146	(5,562)	156,138
SPV Asset Facility V	March 15, 2030	525,000	384,000	48,167	(5,001)	378,999
SPV Asset Facility VI	December 2, 2029	500,000	300,000	92,046	(4,041)	295,959
SPV Asset Facility VII	March 20, 2029	300,000	210,000	9,964	(1,601)	208,399
CLO I	February 20, 2036	390,000	390,000	—	(3,489)	386,511
CLO III	April 20, 2036	260,000	260,000	—	(1,727)	258,273
CLO IV	August 20, 2033	275,463	275,463	—	(3,346)	272,117
CLO V	April 20, 2034	509,625	509,625	—	(2,062)	507,563
CLO VII	April 20, 2038	330,500	330,500	—	(2,127)	328,373
CLO X	April 20, 2037	272,000	272,000	—	(1,797)	270,203
CLO XIV	October 20, 2035	260,000	260,000	—	(1,578)	258,422
2026 Notes	January 15, 2026	500,000	500,000	—	(91)	499,909
July 2026 Notes	July 15, 2026	1,000,000	1,000,000	—	(2,717)	997,283
2027 Notes(2)	January 15, 2027	500,000	500,000	—	(2,117)	483,987
April 2027 Notes	April 13, 2027	325,000	325,000	—	(1,078)	323,922
July 2027 Notes	July 21, 2027	250,000	250,000	—	(1,389)	248,611
2028 Notes	June 11, 2028	850,000	850,000	—	(6,549)	843,451
June 2028 Notes	June 29, 2028	100,000	100,000	—	(585)	99,415
2029 Notes(2)	March 15, 2029	1,000,000	1,000,000	—	(8,373)	1,002,667
2030 Notes(2)	July 15, 2030	500,000	500,000	—	(10,025)	495,805
Total Debt		$12,972,588	$9,390,288	$3,258,164	$(93,186)	$9,300,076
_______________
(1)The amount available is reduced by $42.2 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$121,508	$141,355
Amortization of debt issuance costs	12,387	9,802
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	421	(2,625)
Total Interest Expense	$134,316	$148,532
Average interest rate	5.2%	5.6%
Average daily borrowings	$9,346,381	$10,175,195
_______________
(1)Refer to “Note 5 — Debt – 2027 Notes, 2029 Notes and 2030 Notes” to our consolidated financial statements included in this Quarterly Report for details on the associated interest rate swaps.

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2026 (Unaudited)	$516.0	$1,830	—	N/A
December 31, 2025	1,012.0	1,778	—	N/A
December 31, 2024	292.3	1,778	—	N/A
December 31, 2023	419.0	1,830	—	N/A
December 31, 2022	557.1	1,788	—	N/A
December 31, 2021	892.3	1,820	—	N/A
December 31, 2020	252.5	2,060	—	N/A
December 31, 2019	480.9	2,926	—	N/A
December 31, 2018	308.6	2,254	—	N/A
December 31, 2017	—	2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	300.0	2,926	—	N/A
December 31, 2018	400.0	2,254	—	N/A
December 31, 2017	400.0	2,580	—	N/A
SPV Asset Facility II
March 31, 2026 (Unaudited)	$283.7	$1,830	—	N/A
December 31, 2025	161.7	1,778	—	N/A
December 31, 2024	300.0	1,778	—	N/A
December 31, 2023	250.0	1,830	—	N/A
December 31, 2022	250.0	1,788	—	N/A
December 31, 2021	100.0	1,820	—	N/A
December 31, 2020	100.0	2,060	—	N/A
December 31, 2019	350.0	2,926	—	N/A
December 31, 2018	550.0	2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	250.0	1,788	—	N/A
December 31, 2021	190.0	1,820	—	N/A
December 31, 2020	375.0	2,060	—	N/A
December 31, 2019	255.0	2,926	—	N/A
December 31, 2018	300.0	2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	155.0	1,820	—	N/A
December 31, 2020	295.0	2,060	—	N/A
December 31, 2019	60.3	2,926	—	N/A
SPV Asset Facility V
March 31, 2026 (Unaudited)	$483.0	$1,830	—	N/A
December 31, 2025	384.0	1,778	—	N/A
SPV Asset Facility VI
March 31, 2026 (Unaudited)	$440.0	$1,830	—	N/A
December 31, 2025	300.0	1,778	—	N/A
SPV Asset Facility VII
March 31, 2026 (Unaudited)	$300.0	$1,830	—	N/A
December 31, 2025	210.0	1,778	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO I
March 31, 2026 (Unaudited)	$390.0	$1,830	—	N/A
December 31, 2025	390.0	1,778	—	N/A
December 31, 2024	390.0	1,778	—	N/A
December 31, 2023	276.6	1,830	—	N/A
December 31, 2022	390.0	1,788	—	N/A
December 31, 2021	390.0	1,820	—	N/A
December 31, 2020	390.0	2,060	—	N/A
December 31, 2019	390.0	2,926	—	N/A
CLO II(15)
March 31, 2026 (Unaudited)	$—	$1,830	—	N/A
December 31, 2025	—	1,778	—	N/A
December 31, 2024	260.0	1,778	—	N/A
December 31, 2023	260.0	1,830	—	N/A
December 31, 2022	260.0	1,788	—	N/A
December 31, 2021	260.0	1,820	—	N/A
December 31, 2020	260.0	2,060	—	N/A
December 31, 2019	260.0	2,926	—	N/A
CLO III
March 31, 2026 (Unaudited)	$260.0	$1,830	—	N/A
December 31, 2025	260.0	1,778	—	N/A
December 31, 2024	260.0	1,778	—	N/A
December 31, 2023	260.0	1,830	—	N/A
December 31, 2022	260.0	1,788	—	N/A
December 31, 2021	260.0	1,820	—	N/A
December 31, 2020	260.0	2,060	—	N/A
CLO IV
March 31, 2026 (Unaudited)	$234.4	$1,830	—	N/A
December 31, 2025	275.5	1,778	—	N/A
December 31, 2024	292.5	1,778	—	N/A
December 31, 2023	292.5	1,830	—	N/A
December 31, 2022	292.5	1,788	—	N/A
December 31, 2021	292.5	1,820	—	N/A
December 31, 2020	252.0	2,060	—	N/A
CLO V
March 31, 2026 (Unaudited)	$509.6	$1,830	—	N/A
December 31, 2025	509.6	1,778	—	N/A
December 31, 2024	509.6	1,778	—	N/A
December 31, 2023	509.6	1,830	—	N/A
December 31, 2022	509.6	1,788	—	N/A
December 31, 2021	196.0	1,820	—	N/A
December 31, 2020	196.0	2,060	—	N/A
CLO VI(10)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	260.0	1,830	—	N/A
December 31, 2022	260.0	1,788	—	N/A
December 31, 2021	260.0	1,820	—	N/A
CLO VII
March 31, 2026 (Unaudited)	$330.5	$1,830	—	N/A
December 31, 2025	330.5	1,778	—	N/A
December 31, 2024	239.2	1,778	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2023	239.2	1,830	—	N/A
December 31, 2022	239.2	1,788	—	N/A
CLO X
March 31, 2026 (Unaudited)	$272.0	$1,830	—	N/A
December 31, 2025	272.0	1,778	—	N/A
December 31, 2024	260.0	1,778	—	N/A
December 31, 2023	260.0	1,830	—	N/A
CLO XIV(16)
March 31, 2026 (Unaudited)	$—	$1,830	—	N/A
December 31, 2025	260.0	1,778	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	883.0	2,254	—	N/A
December 31, 2017	393.5	2,580	—	N/A
December 31, 2016	495.0	2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	150.0	2,060	—	N/A
December 31, 2019	150.0	2,926	—	N/A
December 31, 2018	150.0	2,254	—	N/A
December 31, 2017	138.5	2,580	—	N/A
2024 Notes(11)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	400.0	1,830	—	N/A
December 31, 2022	400.0	1,788	—	N/A
December 31, 2021	400.0	1,820	—	N/A
December 31, 2020	400.0	2,060	—	N/A
December 31, 2019	400.0	2,926	—	N/A
2025 Notes(12)
December 31, 2025	—	1,778	—	N/A
December 31, 2024	425.0	1,778	—	N/A
December 31, 2023	425.0	1,830	—	N/A
December 31, 2022	425.0	1,788	—	N/A
December 31, 2021	425.0	1,820	—	N/A
December 31, 2020	425.0	2,060	—	N/A
December 31, 2019	425.0	2,926	—	N/A
July 2025 Notes(14)
December 31, 2025	$—	$1,778	—	N/A
December 31, 2024	500.0	1,778	—	N/A
December 31, 2023	500.0	1,830	—	N/A
December 31, 2022	500.0	1,788	—	N/A
December 31, 2021	500.0	1,820	—	N/A
December 31, 2020	500.0	2,060	—	N/A
July 2025 Notes II(13)
December 31, 2025	$—	$1,778	—	N/A
2026 Notes(17)
March 31, 2026 (Unaudited)	—	1,830	—	N/A
December 31, 2025	500.0	1,778	—	N/A
December 31, 2024	500.0	1,778	—	N/A
December 31, 2023	500.0	1,830	—	N/A
December 31, 2022	500.0	1,788	—	N/A
December 31, 2021	500.0	1,820	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	500.0	2,060	—	N/A
July 2026 Notes
March 31, 2026 (Unaudited)	$1,000.0	$1,830	—	N/A
December 31, 2025	1,000.0	1,778	—	N/A
December 31, 2024	1,000.0	1,778	—	N/A
December 31, 2023	1,000.0	1,830	—	N/A
December 31, 2022	1,000.0	1,788	—	N/A
December 31, 2021	1,000.0	1,820	—	N/A
December 31, 2020	1,000.0	2,060	—	N/A
2027 Notes
March 31, 2026 (Unaudited)	$500.0	$1,830	—	N/A
December 31, 2025	500.0	1,778	—	N/A
December 31, 2024	500.0	1,778	—	N/A
December 31, 2023	500.0	1,830	—	N/A
December 31, 2022	500.0	1,788	—	N/A
December 31, 2021	500.0	1,820	—	N/A
April 2027 Notes
March 31, 2026 (Unaudited)	$325.0	$1,830	—	N/A
December 31, 2025	325.0	1,778	—	N/A
July 2027 Notes
March 31, 2026 (Unaudited)	$250.0	$1,830	—	N/A
December 31, 2025	250.0	1,778	—	N/A
2028 Notes
March 31, 2026 (Unaudited)	$850.0	$1,830	—	N/A
December 31, 2025	850.0	1,778	—	N/A
December 31, 2024	850.0	1,778	—	N/A
December 31, 2023	850.0	1,830	—	N/A
December 31, 2022	850.0	1,788	—	N/A
December 31, 2021	850.0	1,820	—	N/A
June 2028 Notes
March 31, 2026 (Unaudited)	$100.0	$1,830	—	N/A
December 31, 2025	100.0	1,778	—	N/A
2029 Notes
March 31, 2026 (Unaudited)	$1,000.0	$1,830	—	N/A
December 31, 2025	1,000.0	1,778	—	N/A
December 31, 2024	1,000.0	1,778	—	N/A
2030 Notes
March 31, 2026 (Unaudited)	$500.0	$1,830	—	N/A
December 31, 2025	500.0	1,778	—	N/A
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
(15)Facility was terminated in 2025.
(16)CLO was terminated in 2026.
(17)On January 15, 2026, we redeemed in full all $500,000,000 in aggregate principal amount of the 2026 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, January 15, 2026.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Revolving loan commitments	$818,244	$888,190
Delayed draw loan commitments	670,987	652,746
Debt commitments	1,489,231	1,540,936

Specialty finance equity commitments	$211,196	$129,076
Common equity commitments	4,655	4,946
Equity commitments	215,851	134,022

Total Unfunded Commitments	$1,705,082	$1,674,958
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
Refer to “Note 9 — Net Assets” for details on the Company’s stock repurchase program.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
Additionally, we invest in Wingspire, Amergin AssetCo, Fifth Season, LSI Financing LLC, Credit SLF, Blue Owl Leasing and Owl-HP Finance, controlled affiliated investments, as defined in the 1940 Act and in LSI Financing DAC and BOCSO, non-controlled affiliated investments, as defined in the 1940 Act. Refer to “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2025, in “ITEM 1A. RISK FACTORS.”
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate net asset value (“NAV”) per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual PIK interest or dividends, the majority of which is structured at initial underwriting. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Recent Developments
Dividend
On May 5, 2026, our Board declared a second quarter dividend of $0.31 per share for stockholders of record as of June 30, 2026, payable on or before July 15, 2026.
September 2028 Notes
On April 13, 2026, we issued unsecured notes due September 2028 (the “September 2028 Notes”) in the aggregate principal amount of $400.0 million. The September 2028 Notes bear interest at a rate of 6.45%. In connection with the issuance of the September 2028 Notes, we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.45% and pay variable rate interest based on SOFR plus 2.664%.
CLO I Redemption
On April 16, 2026, the CLO I Issuer redeemed or prepaid all classes of the CLO I Refinancing Debt in full, along with accrued and unpaid interest.
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

As of March 31, 2026, 96.1% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility and our special purpose vehicle asset credit facilities bear interest at variable interest rates with a floor of 0%. Our unsecured notes bear interest at fixed rates. The 2027 Notes, 2029 Notes and 2030 Notes are hedged against interest rate swap instruments. All of our CLOs bear interest at variables rates with a floor of 0%, except for CLO I and CLO V, which bear interest at fixed and variable rates with a floor of 0%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$363,624	$178,497	$185,127
Up 200 basis points	242,416	118,998	123,418
Up 100 basis points	121,208	59,499	61,709
Down 100 basis points	(121,184)	(59,499)	(61,685)
Down 200 basis points	(242,235)	(118,998)	(123,237)
Down 300 basis points	(344,567)	(178,497)	(166,070)
_______________
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for more information on the income based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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

(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
However, on April 27, 2026, a derivative action was brought by Richard Delman on behalf of the Company in the United States District Court for the Southern District of New York, alleging that the Adviser received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. The action seeks recovery of the allegedly excessive fees, injunctive relief, costs and rescission of the Investment Advisory Agreement pursuant to Section 47(b) of the Investment Company Act. This litigation is in its preliminary stages. The Adviser believes the claims asserted in the complaint are without merit and intends to vigorously defend against them. The outcome of this matter is inherently uncertain, and we and the Adviser are unable to predict the ultimate outcome or estimate the amount or range of loss, if any, that may result from this matter.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our annual report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the quarter ended March 31, 2026, other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities.
For the quarter ended March 31, 2026, pursuant to our dividend reinvestment plan, we purchased 1,070,678 shares of our common stock in the open market, at a weighted average price of $12.57 per share, for distribution to stockholders of record as of December 31, 2025 for the fourth quarter dividend, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
For the three months ended March 31, 2026, we had the following repurchase activity under the 2026 Stock Repurchase Program:

Period of Activity	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
March 1, 2026 to March 31, 2026	3,143,108	$11.20	$35,190	$264,811
	3,143,108		$35,190
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for additional details.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated March 1, 2016, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2023).
3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
3.3	Articles of Amendment, dated August 12, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 13, 2024).
21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the three months ended March 31, 2026.
99.2*	Supplemental Financial Information of Blue Owl Leasing LLC as of and for the three months ended March 31, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: May 6, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: May 6, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer