Form 10-Q
period 2026-06-30
Blue Owl Capital Corp
filed 2026-08-05
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of July 31, 2026, the registrant had 493,142,569 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $12,793,396 and $14,060,097, respectively)	$12,439,882	$13,995,055
Non-controlled, affiliated investments (amortized cost of $190,543 and $176,078, respectively)	142,746	114,192
Controlled, affiliated investments (amortized cost of $2,129,577, and $2,181,604, respectively)	2,372,421	2,361,646
Total investments at fair value (amortized cost of $15,113,516 and $16,417,779, respectively)	14,955,049	16,470,893
Cash (restricted cash of $20,399 and $47,448, respectively)	237,438	558,703
Foreign cash (cost of $625 and $9,722, respectively)	611	9,839
Interest and dividend receivable	91,333	104,576
Receivable from a controlled affiliate	33,012	26,846
Prepaid expenses and other assets	37,161	15,508
Total Assets	$15,354,604	$17,186,365
Liabilities
Debt (net of unamortized debt issuance costs of $101,772 and $93,186, respectively)	$7,903,533	$9,300,076
Distribution payable	152,874	184,877
Management fee payable	57,348	63,145
Incentive fee payable	36,156	38,899
Payables to affiliates	8,457	12,572
Accrued expenses and other liabilities	164,477	189,517
Total Liabilities	$8,322,845	$9,789,086
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 493,142,569 and 499,448,499 shares issued and outstanding, respectively	$4,931	$4,994
Additional paid-in-capital	7,442,001	7,512,234
Accumulated undistributed (overdistributed) earnings	(415,173)	(119,949)
Total Net Assets	$7,031,759	$7,397,279
Total Liabilities and Net Assets	$15,354,604	$17,186,365
Net Asset Value Per Share	$14.26	$14.81

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$272,242	$384,762	$564,166	$741,225
Payment-in-kind (“PIK”) interest income	29,145	29,581	56,379	64,973
Dividend income	17,971	20,810	38,180	42,341
Other income	19,960	5,268	23,118	10,858
Total investment income from non-controlled, non-affiliated investments	339,318	440,421	681,843	859,397
Investment income from non-controlled, affiliated investments:
Interest income	310	219	702	834
PIK interest income	169	865	257	1,904
Dividend income	3,575	555	6,770	555
Other income	24	34	50	70
Total investment income from non-controlled, affiliated investments	4,078	1,673	7,779	3,363
Investment income from controlled, affiliated investments:
Interest income	10,638	9,847	18,635	18,799
PIK interest income	2,272	—	6,431	—
Dividend income	44,678	33,869	82,867	68,874
Other income	358	33	561	56
Total investment income from controlled, affiliated investments	57,946	43,749	108,494	87,729
Total Investment Income	401,342	485,843	798,116	950,489
Operating Expenses
Interest expense	$122,983	$151,571	$257,299	$300,103
Management fees, net(1)	57,346	64,586	118,039	126,744
Performance based incentive fees	36,156	43,649	68,568	84,678
Professional fees	4,305	3,538	8,511	7,070
Directors' fees	445	320	890	640
Other general and administrative	3,222	3,185	6,307	7,212
Total Operating Expenses	224,457	266,849	459,614	526,447
Net Investment Income (Loss) Before Taxes	176,885	218,994	338,502	424,042
Income tax expense (benefit), including excise tax expense (benefit)	712	2,286	3,159	6,032
Net Investment Income (Loss) After Taxes	$176,173	$216,708	$335,343	$418,010
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(110,049)	$(125,752)	$(274,474)	$70,764
Non-controlled, affiliated investments	(9,673)	(14,711)	14,091	(15,411)
Controlled, affiliated investments	20,372	37,485	62,802	34,095
Translation of assets and liabilities in foreign currencies and other transactions	4,049	13,351	780	17,367
Income tax (provision) benefit	(207)	(200)	500	(1,762)
Total Net Change in Unrealized Gain (Loss)	(95,508)	(89,827)	(196,301)	105,053
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(9,477)	$20,834	$1,196	$(131,098)
Non-controlled, affiliated investments	1,427	—	(37,795)	—
Controlled, affiliated investments	(6,032)	—	(62,388)	—
Foreign currency transactions	(844)	(10,209)	1,302	(11,828)
Total Net Realized Gain (Loss)	(14,926)	10,625	(97,685)	(142,926)
Total Net Realized and Change in Unrealized Gain (Loss)	(110,434)	(79,202)	(293,986)	(37,873)
Net Increase (Decrease) in Net Assets Resulting from Operations	$65,739	$137,506	$41,357	$380,137
Earnings Per Share - Basic and Diluted	$0.13	$0.27	$0.08	$0.76
Weighted Average Shares Outstanding - Basic and Diluted	495,377,115	511,048,237	497,130,632	502,981,791
____________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$176,173	$216,708	$335,343	$418,010
Net change in unrealized gain (loss)	(95,508)	(89,827)	(196,301)	105,053
Net realized gain (loss)	(14,926)	10,625	(97,685)	(142,926)
Net Increase (Decrease) in Net Assets Resulting from Operations	65,739	137,506	41,357	380,137
Distributions
Distributions declared from earnings(1)	(152,874)	(194,198)	(336,581)	(408,832)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(152,874)	(194,198)	(336,581)	(408,832)
Capital Share Transactions
Repurchase of common shares	(35,106)	—	(70,296)	—
Issuance of common shares	—	—	—	3,070
Issuance of common shares in connection with the Mergers(2)	—	—	—	1,755,181
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(35,106)	—	(70,296)	1,758,251
Total Increase (Decrease) in Net Assets	(122,241)	(56,692)	(365,520)	1,729,556
Net Assets, at beginning of period	$7,154,000	$7,739,089	$7,397,279	$5,952,841
Net Assets, at End of Period	$7,031,759	$7,682,397	$7,031,759	$7,682,397
_______________
(1)For the three and six months ended June 30, 2026, distributions declared were derived from net investment income and capital gains. For the three and six months ended June 30, 2025, distributions declared from earnings were derived from net investment income.
(2)Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” (“OBDE”) for additional information on the OBDE Mergers.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$41,357	$380,137
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(1,048,848)	(1,717,316)
Proceeds from investments and investment repayments, net	2,376,459	2,343,003
Net amortization/accretion of premium/discount on investments	(33,985)	(60,603)
PIK interest and dividends	(85,314)	(83,275)
Net change in unrealized (gain) loss on investments	197,581	(89,449)
Net change in interest rate swap attributed to unsecured notes	(16,942)	37,154
Net change in unrealized (gain) loss on foreign currency forward contracts	(14,951)	5,540
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	14,171	(22,863)
Net realized (gain) loss on investments	98,987	131,098
Net realized (gain) loss on foreign currency transactions relating to investments	(3,036)	(3,228)
Amortization of debt issuance costs	26,705	21,318
Cash acquired in the OBDE Mergers	—	125,621
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	13,243	37,850
(Increase) decrease in receivable from a controlled affiliate	(6,166)	(9,260)
(Increase) decrease in prepaid expenses and other assets	(17,053)	16,349
Increase (decrease) in management fee payable	(5,797)	12,590
Increase (decrease) in incentive fee payable	(2,743)	3,230
Increase (decrease) in payables to affiliate	(4,115)	2,127
Increase (decrease) in payable for investments purchased	—	802
Increase (decrease) in accrued expenses and other liabilities	(14,860)	(81,249)
Net cash provided by (used in) operating activities	1,514,693	1,049,576
Cash Flows from Financing Activities
Borrowings on debt	3,288,000	2,964,776
Payments on debt	(4,659,015)	(3,784,059)
Debt issuance costs	(35,291)	(23,205)
Repurchases of common stock	(70,296)	—
Shares issued under the "at the market" offering	—	3,070
Cash distributions paid to shareholders	(368,584)	(364,125)
Net cash provided by (used in) financing activities	(1,845,186)	(1,203,543)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(27,049) and $(17,982), respectively)	(330,493)	(153,967)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $47,448 and $82,387, respectively)	568,542	514,156
Cash and restricted cash, including foreign cash, end of period (restricted cash of $20,399 and $64,405, respectively)	$238,049	$360,189
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Supplemental and Non-Cash Information
Interest paid during the period	$251,255	$303,742
Distributions declared during the period	336,581	408,832
Distributions payable	152,874	189,088
Issuance of shares in connection with the OBDE Mergers(1)	—	1,755,181
Receivable for investments sold	1,344	1,000
Taxes, including excise tax, paid during the period	6,856	1,832
_______________
(1)On January 13, 2025, in connection with the OBDE Mergers, the Company acquired net assets of $1.85 billion for the total stock consideration of $1.76 billion, inclusive of $7.0 million of transaction costs. Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” (“OBDE”) for additional information on the OBDE Mergers.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	$42,404	—	$42,098	$42,086
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	143,630	—	142,403	141,476
								184,501	183,562	2.6%
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(4)(9)	First lien senior secured loan	S+	2.69%	3.61%	7/2027	43,352	—	37,498	24,277
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2032	19,555	—	19,451	19,440
Peraton Corp.(3)(4)(9)	Second lien senior secured loan	S+	7.75%		2/2029	60,393	—	57,957	40,463
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	110,876	—	109,934	109,490
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	9,824	—	9,742	9,669
								234,582	203,339	2.9%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	6.00%		9/2027	£3,967	—	5,039	5,265
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€37,502	—	40,048	42,876
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£53,937	—	68,128	71,588
								113,215	119,729	1.7%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		9/2032	86,967	—	86,453	85,481
Spotless Brands, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		7/2028	93,562	—	92,545	93,562
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		7/2028	11,120	—	11,002	10,968
								190,000	190,011	2.7%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	211,390	—	210,115	211,390
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	318,408	—	316,965	318,408
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	93,503	—	93,017	92,568
								620,097	622,366	8.9%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Business services
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,136	—	72,487	73,327
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	5.00%		11/2030	1,490	—	1,466	1,413
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	3.50%	2.50%	8/2028	12,065	—	11,915	9,215
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2031	127,959	—	126,986	126,039
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	6,334	—	6,275	6,070
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		7/2027	30,123	—	29,999	29,747
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	119,306	—	118,999	119,306
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	6,316	—	6,462	9,582
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	42,874	—	40,167	38,051
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	31	—	30	27
								414,786	412,777	5.9%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	Second lien senior secured loan	S+	7.75%		11/2028	16,500	—	16,245	15,098
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	79,048	—	78,255	77,863
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	180,640	—	179,924	180,166
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	250,229	—	246,043	248,978
								520,467	522,105	7.4%
Consumer products
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	12,344	—	11,519	10,599
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	127,896	—	125,520	103,276
Feradyne Outdoors, LLC(3)(4)(9)(28)	First lien senior secured loan	S+		6.75%	5/2028	85,124	—	78,196	34,688
Foundation Consumer Brands, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2029	15,281	—	15,161	15,281
Lignetics Investment Corp.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2028	114,820	—	114,696	114,820

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	1,448	—	1,417	1,322
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.25%		3/2029	77	—	75	65
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	93,123	—	92,922	92,658
								439,506	372,709	5.3%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2032	102,842	—	102,459	102,071
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	1,987	—	1,960	1,934
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	71,434	—	70,598	70,650
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		10/2028	36,904	—	36,155	36,229
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	14,074	—	13,960	14,074
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	25,720	—	25,474	25,720
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	150,056	—	148,701	150,056
								399,307	400,734	5.7%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	64,629	—	64,284	64,467
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	118,563	—	117,792	116,785
Offen, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		7/2030	14,679	—	14,556	14,495
								196,632	195,747	2.8%
Education
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	1,615	—	1,590	1,538
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		10/2031	94	—	93	86
								1,683	1,624	—%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	74,054	—	73,453	74,054
								73,453	74,054	1.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Financial services
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	81,172	—	80,094	81,172
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	39,459	—	38,965	39,459
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	7,500	—	7,446	7,444
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	116,792	—	116,273	116,208
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	3,947	—	3,900	3,894
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	—	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		7/2031	8,108	—	7,956	8,108
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	219,796	—	217,397	219,247
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		9/2028	46,402	—	46,274	45,934
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	2,031	—	2,014	1,939
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	114	—	113	105
Wipfli Advisory LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.25%		10/2032	26,341	—	26,270	26,105
								547,702	550,615	7.8%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	28,000	—	27,822	18,760
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030	37,203	—	36,572	37,017
BP Veraison Buyer, LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2029	136,645	—	135,571	136,645
Eagle Family Foods Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2030	1,703	—	1,688	1,699
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	1,831	—	1,831	1,708
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030	97,846	—	96,825	97,846
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	16,422	—	16,318	16,422
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	27,682	—	27,375	27,682
KBP Brands, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		5/2027	1,050	—	1,035	1,034

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028	846	—	840	776
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.25%		10/2030	330,508	—	327,419	329,682
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2027	53,851	—	53,825	52,314
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	61,263	—	60,335	61,263
								787,456	782,848	11.1%
Healthcare equipment and services
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)	First lien senior secured loan	S+	4.52%		11/2032	34,635	—	34,475	34,462
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)(22)	First lien senior secured multi-currency revolving loan	S+	4.50%		11/2032	2,083	—	2,052	2,049
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		9/2030	10,642	—	10,582	10,642
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€4,639	—	4,814	5,304
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		10/2029	538	—	538	538
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032	920	—	912	916
Caris Life Sciences, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		4/2031	19,714	—	19,620	19,616
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	112,797	—	110,701	111,951
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029	4,594	—	4,517	4,594
Nelipak Holding Company(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2031	29,564	—	29,104	29,195
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€44,105	—	46,358	49,795
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2032	159,730	—	158,034	158,131
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032	£14,373	—	18,905	18,887
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		1/2028	143,232	—	142,456	143,232
PerkinElmer U.S. LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		3/2029	25,721	—	25,682	25,592
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	40,164	—	39,806	39,763

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	40,925		—	40,615	40,721
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		11/2030	442		—	421	415
									689,592	695,803	9.9%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		10/2030	5,206		—	5,206	5,180
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		6/2029	4,547		—	4,484	4,547
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	3,112		—	3,059	3,089
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	41,783		—	41,593	41,783
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	55,821		—	55,550	55,542
Confluent Health, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2028	4,888		—	4,785	4,374
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	30,000		—	28,987	30,000
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)(3)(4)(21)(22)(31)	First lien senior secured loan	C+	5.00%		1/2033	C$	116,296	—	83,305	81,515
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.08%	2.75%	7/2029	2,155		—	2,111	1,956
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	118,433		—	117,239	117,840
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.00%		9/2030	695		—	693	693
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	77,844		—	77,176	77,844
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(28)	First lien senior secured loan	S+		10.00%	7/2026	169,568		—	142,633	64,962
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(28)	First lien senior secured delayed draw term loan	S+		12.00%	7/2026	23,987		—	14,248	7,916
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(22)(28)	First lien senior secured revolving loan	S+		9.00%	7/2026	12,335		—	10,147	3,998
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	6,426		—	6,341	6,426
Nova Women's Health, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	14,682		—	14,567	14,608
OB Hospitalist Group, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		1/2031	120,286		—	119,560	120,286
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	48,719		—	47,898	47,745

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	130,337		—	128,375	113,393
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	5,490		—	5,325	3,111
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	6.00%		12/2029	11,315		—	10,824	11,230
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	6,596		—	4,589	5,931
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	1,512		—	1,347	809
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	3/2027	31		—	29	31
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	163		—	149	87
PPV Intermediate Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		8/2029	29,068		—	28,667	28,232
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	1,751		—	1,727	1,711
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2027	46,872		—	46,824	37,965
Premise Health Holding Corp.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2032	88,501		—	88,076	87,148
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	68,299		—	67,423	66,591
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	532		—	529	529
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	33		—	33	33
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	71,423		—	71,114	71,423
Soleo Holdings, Inc.(3)(4)(8)	First lien senior secured delayed draw term loan	S+	4.50%		2/2032	8,573		—	8,514	8,573
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	139		—	139	139
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	57,023		—	56,545	56,738
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	41,918		—	41,394	41,918
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	2,067	—	1,365	1,429
									1,342,570	1,227,325	17.5%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	177,685		—	175,899	176,796
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	49,617		—	49,071	49,345

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	87,491	—	86,493	87,491
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031	12,694	—	12,638	12,631
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	24,504	—	23,987	22,237
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	1,191	—	1,176	1,002
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	22,116	—	21,760	21,452
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	334	—	334	324
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	1,753	—	1,727	1,691
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	155,485	—	155,299	148,100
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	67,363	—	67,363	56,585
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028	71,397	—	71,201	70,861
Klick Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		11/2032	67,484	—	67,170	67,146
Klick Inc.(3)(4)(8)(31)	First lien senior secured delayed draw term loan	S+	5.00%		11/2032	7,216	—	7,182	7,180
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	781	—	774	781
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	55,712	—	55,713	54,737
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£25,885	—	34,933	33,755
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	40,704	—	40,161	40,704
								872,881	852,818	12.1%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	3.25%	3.75%	11/2028	197,580	—	196,971	182,761
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2028	13,454	—	13,392	12,206

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	9,544	—	9,354	8,184
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	761	—	742	606
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	4.00%	2.00%	4/2029	27,981	—	27,541	25,743
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	40,313	—	39,938	39,809
								287,938	269,309	3.8%
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	160,417	—	154,594	92,240
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	111,668	—	110,830	111,668
								265,424	203,908	2.9%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	51,169	—	50,659	51,169
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		1/2030	288	—	277	288
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	922	—	913	897
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	74	—	73	71
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2032	38,062	—	37,689	37,682
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		12/2032	276	—	258	244
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)	First lien senior secured loan	S+	4.95%		3/2029	1,214	—	1,201	1,190
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		3/2029	233	—	230	225
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	4.81%		3/2029	135	—	133	132
VCI Asset Holdings LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	81,409	—	80,675	86,701

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	45,722	—	45,218	45,722
Vessco Midco Holdings, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		7/2031	29,530	—	29,344	29,530
								246,670	253,851	3.6%
Insurance
AmeriLife Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2029	13,273	—	13,062	13,174
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	250	—	247	243
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2029	51,782	—	51,652	51,782
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2030	25,038	—	24,825	25,038
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	414	—	409	414
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	96,938	—	96,179	96,938
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.50%	7/2030	72,349	—	71,799	72,349
Norvax, LLC (dba GoHealth)(3)(4)(12)(28)	First lien senior secured loan	P+		6.50%	11/2029	2,483	—	2,259	410
Norvax, LLC (dba GoHealth)(3)(4)(12)(28)	First lien senior secured revolving loan	P+		8.25%	8/2029	4,184	—	1,577	—
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	50,615	—	50,028	49,977
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	43,157	—	42,692	42,563
Trucordia Insurance Holdings, LLC(3)(4)(9)	Second lien senior secured loan	S+	5.75%		6/2033	150,000	—	148,639	135,375
Truist Insurance Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	3.25%		5/2029	51	—	51	24
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2029	51,040	—	50,708	51,040
								554,127	539,327	7.7%
Internet software and services
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	7,887	—	7,711	7,666
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	707	—	702	703
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	63,435	—	63,435	62,325
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	19,480	—	19,158	18,910

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Auctane, Inc. (f/k/a Stamps.com Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.75%		6/2033	24,625	—	24,259	24,256
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£1,846	—	2,243	2,376
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	12,011	—	11,918	11,981
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	15,778	—	15,568	15,502
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	12,601	—	11,986	8,511
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	90,241	—	90,055	88,662
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	3,605	—	3,594	3,475
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	—	4,871,573	4,694	4,694
By Light Professional IT Services LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		7/2031	45,622	—	44,992	43,970
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.25%		8/2027	22,230	—	21,957	21,229
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	79,806	—	79,481	78,145
Clearwater Analytics Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2033	38,402	—	38,210	38,210
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	1,679	—	1,667	1,616
Coupa Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		2/2029	72	—	72	68
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(9)	Unsecured notes	S+		11.75%	6/2034	23,049	—	22,849	22,645
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	146,812	—	144,686	143,509
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	78,370	—	77,224	72,016
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2029	15,039	—	14,920	14,814
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	43,387	—	43,008	42,627
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€5,300	—	6,194	5,908
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	17,563	—	17,524	17,124

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	17,968	—	17,762	17,743
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	2,668	—	2,628	2,601
Granicus, Inc.(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.25%		1/2031	197	—	190	167
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2028	9,686	—	9,535	9,275
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2028	16,367	—	16,233	16,122
Hyland Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		9/2030	65,796	—	65,796	63,822
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	4,197	—	4,197	4,166
Jawbreaker Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2033	61,466	—	61,139	60,544
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	896	—	892	896
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	150,434	—	149,981	147,760
Matterhorn Finco, Inc. (dba Nexthink)(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	34,466	—	34,299	34,293
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	11,821	—	11,614	11,525
NSCALE SERVICES UK LTD(3)(4)(9)(22)(31)	First lien senior secured delayed draw term loan	S+	5.00%		2/2031	1,397	—	831	900
Onward Acquireco, Inc. (dba OneStream)(3)(4)(8)	First lien senior secured loan	S+	2.38%	2.68%	4/2033	60,128	—	59,910	59,902
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	21,815	—	21,416	20,834
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured revolving loan	S+	5.50%		2/2031	1,824	—	1,811	1,742
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	69,265	—	68,785	68,573
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	1,794	—	1,699	1,399
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	7.00%		4/2029	102	—	90	35
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	4,574	—	4,557	4,448
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.00%		3/2029	€26,382	—	27,823	29,333
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	27,576	—	27,472	26,818
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	12,788	—	12,788	12,660
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	8,975	—	8,894	8,795

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	96,699	—	96,071	95,007
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	116,650	—	115,298	112,859
								1,589,818	1,563,161	22.2%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	174,694	—	172,429	174,694
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.25%		7/2031	43,934	—	43,451	43,934
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2032	34,738	—	34,584	34,564
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	85,785	—	85,247	85,785
								335,711	338,977	4.8%
Manufacturing
Loparex Midco B.V.(3)(4)(9)(28)	First lien senior secured loan	S+	6.00%		2/2027	782	—	782	802
Loparex Midco B.V.(3)(4)(9)(28)	First lien senior secured loan	S+	4.50%		7/2027	4,122	—	3,934	886
Loparex Midco B.V.(3)(4)(9)(28)	Second lien senior secured loan	S+	8.75%		7/2027	112,000	—	110,162	5,600
Loparex Midco B.V.(3)(4)(9)(28)	Second lien senior secured loan	S+	8.50%		7/2027	21,000	—	20,459	1,050
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	109,812	—	109,445	105,994
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	2,488	—	2,466	2,413
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	269,940	—	268,090	267,241
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	17,476	—	17,347	17,476
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	17,776	—	17,718	17,554
								550,403	419,016	6.0%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	1,206	—	1,199	1,206
Senderra RX Acquisition, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2033	25,847	—	25,558	25,546
								26,757	26,752	0.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	2.88%	2.75%	6/2031	25,334	—	25,038	24,447
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		6/2030	1,360	—	1,339	1,252
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	149,668	—	148,720	147,423
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	49,202	—	48,399	46,988
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	35,721	—	35,282	35,721
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	89,494	—	89,131	89,047
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€15,338	—	16,388	17,448
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	969	—	944	933
Vensure Employer Services, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		9/2031	2,379	—	2,338	2,353
								367,579	365,612	5.2%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2030	156,395	—	154,697	156,395
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	62,598	—	62,267	62,441
The Shade Store, LLC(3)(4)(9)(35)	First lien senior secured loan	S+		6.00%	10/2029	23,469	—	19,064	14,610
								236,028	233,446	3.3%
Telecommunications
EOS Finco S.A.R.L (dba Netceed)(3)(4)(10)(31)	First lien senior secured loan	S+	5.00%		1/2032	7,537	—	6,264	6,218
EOS Finco S.A.R.L (dba Netceed)(3)(4)(15)(22)(31)	First lien senior secured delayed draw term loan	E+	6.25%		1/2032	€603	—	650	624
Reinstated NewCo S.À R.L. (dba Netceed)(3)(4)(9)(31)	First lien senior secured loan	S+		9.00%	1/2033	4,490	—	3,383	3,188
								10,297	10,030	0.1%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)(22)	First lien senior secured loan	S+	4.80%		5/2030	5,012	—	5,010	4,987
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	61,543	—	61,543	61,543
								66,553	66,530	0.9%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Total non-controlled/non-affiliated debt investments								$12,165,735	$11,698,085	166.4%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(3,729)	$(7,236)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$12,162,006	$11,690,849	166.3%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(3)(29)(30)	Class A Common Stock	N/A			N/A	—	139,915	1,754	23,906
								1,754	23,906	0.3%
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	382	2,061
								382	2,061	—%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	73,986	—	77,227	109,354
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	LP Interest	N/A			N/A	—	1,509,355	12,246	15,840
								89,473	125,194	1.8%
Business services
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	—	2,640,000	2,728	4,004
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	12,600	18,659	10,834
								21,387	14,838	0.2%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	59,712	6,057	1,075
								6,057	1,075	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	—	43,500	51,441	47,042
								51,441	47,042	0.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Financial services
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	179,529	975	2
Capital Integration Systems LLC (dba CAIS)(3)(4)(29)(30)	Class D Common Units	N/A			N/A	—	6,372	5,000	5,000
Snowbird Manager LP(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	—	786,491	4,225	4,345
								10,200	9,347	0.1%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	—	15,004	129	213
								129	213	—%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	851,604	8,516	8,104
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	—	280,899	268	333
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	—	9,739	14,595	14,618
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	—	134,107	266	1,158
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	—	260,435	260	228
								23,905	24,441	0.3%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	3,068	—	3,086	3,214
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	—	9,687	9,376	13,359
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	542	5,522	7,147
Nova Women’s Health Partners Holdings, LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,188,811	1,545	1,545
Polar Investors LP (dba Dentalcorp)(3)(4)(22)(29)(30)(31)	Common equity	N/A			N/A	3,409	—	3,409	3,409
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	17,918	21,402	17,073
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	36,000	269	692
								44,609	46,439	0.7%
Healthcare technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,270	—	157	2,543

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	9,000	14,228	13,904
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	170	192	196
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	—	1,250,000	719	2,503
								15,296	19,146	0.3%
Household products
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,955	1,955	2,028
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	1,954,656	—	169
								1,955	2,197	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	51,250	79,645	39,846
								79,645	39,846	0.6%
Infrastructure and environmental services
Valor CI Blocker Feeder LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	4,184	—	4,069	4,366
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	4,523	—	4,382	4,613
								8,451	8,979	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	5,641	254	255
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	51,757	5,279	8,900
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	—	33,357	186	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	124,940	1,014	1,412
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	17,500	18,225	22,914
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	—	1,624,016	5,437	4,474
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	—	20,983	26,590	30,759
								56,985	68,714	1.0%
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	16,929	153	258

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	148,430	790	168
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	9,233,282	10,049	14,303
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,007	—	7,542	13,742
GT Silver Co-Invest SCSp(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,182	—	1,182	1,182
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,709	—	1,817	2,065
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	299,760	5,502	6,701
Nscale Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	579,420	3,669	9,299
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	12,000	—	12,582	13,732
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	4,027	—	4,182	4,320
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	5,968,267	6,324	6,273
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	982	—	982	982
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	50,077	82,293	81,920
WP Silver Co-Invest, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,182	—	1,182	1,182
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	1,064,900	10,830	8,595
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	3,076	4,770	4,704
								153,849	169,426	2.4%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	48,099	5,395	7,433
Windows Entities(3)(4)(30)(32)	LLC Units	N/A			N/A	—	31,844	60,319	138,629
								65,714	146,062	2.1%
Telecommunications
Equity NewCo S.A. (dba Netceed)(3)(4)(29)(30)(31)	Common equity	N/A			N/A	—	24,178,147	158	107
								158	107	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Total non-controlled/non-affiliated portfolio company equity investments								$631,390	$749,033	10.7%
Total non-controlled/non-affiliated portfolio company investments								$12,793,396	$12,439,882	176.9%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(8)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	23,280	—	23,203	20,836
Pluralsight, LLC(3)(4)(8)(28)(35)	First lien senior secured loan	S+		7.50%	8/2029	28,428	—	25,749	2,274
								48,952	23,110	0.3%
Total non-controlled/affiliated debt investments								48,952	23,110	0.3%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(1,400)	—%
Total non-controlled/affiliated portfolio company debt investments								$48,952	$21,710	0.3%

Equity Investments
Asset based lending and fund finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	116,143	—	116,143	115,840
								116,143	115,840	1.6%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	—	7,619,079	20,149	—
								20,149	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	5,261	—	5,299	5,196
								5,299	5,196	0.1%
Total non-controlled/affiliated equity portfolio company investments								$141,591	$121,036	1.7%
Total non-controlled/affiliated portfolio company investments								$190,543	$142,746	2.0%

Controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(9)	First lien senior secured loan	S+	8.00%		11/2027	72,529	—	72,363	72,529
Swipe Acquisition Corporation (dba PLI)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		11/2027	47,828	—	47,654	47,828
								120,017	120,357	1.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	69,510	—	69,391	69,510
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	101,744	—	101,593	101,744
								170,984	171,254	2.4%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(4)(9)(22)(28)	First lien senior secured loan	S+	6.00%		6/2028	22,166	—	17,045	2,895
								17,045	2,895	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(9)	First lien senior secured loan	S+	7.50%		4/2028	87,138	—	86,420	87,138
								86,420	87,138	1.2%
Specialty retail
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		9.00%	12/2031	22,088	—	21,894	21,425
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		7.25%	12/2030	45,600	—	45,427	45,030
								67,321	66,455	0.9%
Total controlled/affiliated debt company investments								$461,787	$448,099	6.4%
Total controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(108)	—%
Total controlled/affiliated debt portfolio company investments								$461,787	$447,991	6.4%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	86,745	48,007	87,890
								48,007	87,890	1.2%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	31,923	—	32,417	39,597
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	36,050	—	37,066	55,378
Wingspire Capital Holdings LLC(3)(4)(26)(30)	Specialty finance equity investment	N/A			N/A	—	89,576,091	504,552	607,054
								574,035	702,029	10.0%
Buildings and real estate
OWL-HP FINANCE LLC(3)(5)(22)(26)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	40,923	—	40,924	40,871
								40,924	40,871

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(4)(29)(30)	Class A Common Units	N/A			N/A	—	248,271	4,300	—
								4,300	—	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(29)(30)	Common Units	N/A			N/A	—	576,276	24,058	101,676
								24,058	101,676	1.4%
Insurance
Fifth Season Investments LLC(3)(4)(30)	Specialty finance equity investment	N/A			N/A	—	27	264,925	302,656
								264,925	302,656	4.3%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	427,085	—	431,933	389,815
Blue Owl Leasing LLC(3)(5)(26)(29)(30)(31)	LLC Interest	N/A			N/A	860	—	860	865
								432,793	390,680	5.6%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(30)(31)	Specialty finance equity investment	N/A			N/A	237,107	—	236,777	257,937
								236,777	257,937	3.7%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(29)(30)	Class B Common Stock	N/A			N/A	—	3,440	41,971	40,691
								41,971	40,691	0.6%
Total controlled/affiliated equity company investments								$1,667,790	$1,924,430	27.4%
Total controlled/affiliated portfolio company investments								$2,129,577	$2,372,421	33.7%
Total Investments								$15,113,516	$14,955,049	212.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Interest Rate Swaps as of June 30, 2026
	Company Receives	Company Pays	Counterparty(a)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation (Depreciation)(b)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S - 0.907%	Deutsche Bank AG	1/15/2027	$500,000	$(1,128)	$—	$(1,128)	2027 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 2.255%	Goldman Sachs Bank USA	2/15/2029	600,000	(6,739)	—	(6,739)	2029 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 1.922%	Goldman Sachs Bank USA	2/15/2029	400,000	(295)	—	(295)	2029 Notes	Notes 5 and 7
Interest rate swap	6.20%	S + 2.392%	Deutsche Bank AG	7/15/2030	500,000	(4,353)	—	(4,353)	2030 Notes	Notes 5 and 7
Interest rate swap	6.45%	S + 2.664%	Royal Bank of Canada	9/15/2028	400,000	(3,644)	—	(3,644)	September 2028 Notes	Notes 5 and 7
Interest rate swap	6.30%	S + 2.209%	SMBC Capital Markets, Inc.	8/15/2031	400,000	1,147	—	1,147	2031 Notes	Notes 5 and 7
Total					$2,800,000	$(15,012)		$(15,012)
_______________
(a)    The Company maintains International Swaps and Derivatives Association (“ISDA”) contracts with its derivatives counterparties.
(b)    Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13C. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps.

	Forward Contracts as of June 30, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty(a)	Maturity Date	Unrealized Appreciation / (Depreciation)(b)
Foreign currency forward contract	$116,749		£86,225	Goldman Sachs Bank USA	7/20/2026	$2,398
Foreign currency forward contract	$247,519		€208,670	Goldman Sachs Bank USA	7/17/2026	8,998
Foreign currency forward contract	$1,491	A$	2,080	Goldman Sachs Bank USA	7/20/2026	52
Foreign currency forward contract	€14,100		$16,376	Goldman Sachs Bank USA	7/17/2026	(260)
Foreign currency forward contract	£1,081		$1,474	Goldman Sachs Bank USA	7/20/2026	(41)
Foreign currency forward contract	$20,016		£14,775	SMBC Capital Markets, Inc.	7/20/2026	421
Foreign currency forward contract	$6,296		€5,301	SMBC Capital Markets, Inc.	7/17/2026	237
Foreign currency forward contract	$2,186	C$	2,967	Royal Bank of Canada	10/13/2026	85
Foreign currency forward contract	$81,237	C$	111,549	Royal Bank of Canada	10/13/2026	2,268
Total						$14,158
_______________
(a)    The Company maintains ISDA contracts with its derivatives counterparties.
(b)    Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13B. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.
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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2026 was 3.85%.
(11)Reserved.
(12)The interest rate on these loans is subject to Prime, which as of June 30, 2026 was 6.75%.
(13)The interest rate on this loan is subject to 1 month EURIBOR, which as of June 30, 2026 was 2.20%.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2026 was 2.32%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2026 was 2.57%.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of June 30, 2026 was 4.46%.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of June 30, 2026 was 3.73%.
(20)Reserved.
(21)The interest rate on these loans is subject to 3 month CORRA, which as of June 30, 2026 was 2.29%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$20,679	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	340	1,170	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	143	(1)
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured delayed draw term loan	11/2027	—	20,833	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,940	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	12,624	11,343	—
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	7/2027	632	5,050	—
Caris Life Sciences, Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,786	(37)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	111	8,843	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	1,080	7,562	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	9,548	6,554	—
Clearwater Analytics Holdings, Inc.	First lien senior secured delayed draw term loan	12/2028	—	7,111	(18)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	547	729	(29)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	15,339	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	590	2,434	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	732	(4)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured delayed draw term loan	1/2028	2,091	12,547	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	28,387	(284)
EOS Finco S.A.R.L (dba Netceed)	First lien senior secured delayed draw term loan	7/2027	689	1,045	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	7,000	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(36)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	9/2026	—	6,587	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	2,523	3,887	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	5,775	946	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	3/2028	—	2,179	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	6,191	—
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	1/2029	—	8,017	(80)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	519	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	2/2028	—	2,617	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	138	261	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	12/2027	602	249	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	30,767	2,726	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	14,154	(248)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	18,643	18,147	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	19,862	(99)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	3,566	(18)
Nova Women's Health, Inc.	First lien senior secured delayed draw term loan	7/2027	3,091	16,227	—
NSCALE SERVICES UK LTD	First lien senior secured delayed draw term loan	8/2027	1,397	38,344	—
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured delayed draw term loan	4/2028	—	25,601	(48)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	2,547	22,099	(54)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	4,907	(6)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	3/2027	31	71	—
Premise Health Holding Corp.	First lien senior secured delayed draw term loan	11/2027	3,976	2,664	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	12,566	(94)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	3,939	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	3,358	(25)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	81	233	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	68	22	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	10,145	713	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	42	331	(7)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	6/2028	—	13,173	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	17,476	8,317	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	2,492	(44)
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	11,120	18,356	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	31,189	(234)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	114	276	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	4,838	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	3,750	(75)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	6,023	2,101	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	6,154	6,248	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	331	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	3/2028	3	249	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	14,987	254	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	—	14,139	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	1,532	7,771	—
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	12,814	(64)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	22,823	(57)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	27,625	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	943	(24)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	250	750	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	11,589	(203)
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)*	First lien senior secured revolving loan	7/2027	3,595	—	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	350	1,180	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	1,987	5,111	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured multi-currency revolving loan	11/2032	2,083	4,861	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,100	(5)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	1,133	6,962	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	19,328	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,758	(31)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	15,134	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	538	1,000	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	3,605	3,782	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	14,454	4,770	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	116	320	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,440	(22)
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	27,932	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2029	—	5,263	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	4,007	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	1,589	1,589	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	29	73	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	—	1,674	(75)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	288	2,594	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	4,795	(96)
Clearwater Analytics Holdings, Inc.	First lien senior secured revolving loan	6/2033	—	4,622	(23)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	88	193	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	10,226	(51)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	72	36	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	16,401	(123)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	14,729	(331)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,573	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	11,816	(177)
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	1,161	—	—
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	3,947	6,818	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	1,393	6,344	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured revolving loan	1/2033	1,255	9,201	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	8,829	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
DuraServ LLC	First lien senior secured revolving loan	6/2030	6,334	11,260	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	216	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	2,409	(36)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,488	(79)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	1,360	1,731	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	7,000	(35)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	23	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	1,831	6,366	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(34)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	1,986	1,625	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	4,610	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	4,152	(52)
Galls, LLC	First lien senior secured revolving loan	3/2030	10,923	4,301	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	7,165	9,119	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	7,595	(114)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	74	37	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	1,191	851	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	197	2,270	—
GS Acquisitionco, Inc. (dba insightsoftware)*	First lien senior secured revolving loan	5/2028	247	—	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2028	—	2,199	(33)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	10,202	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2028	13,454	3,177	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	2,291	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	1,686	1,519	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	3,198	(96)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	511	(4)
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	11,989	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	193	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,753	334	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,599	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	5,642	(42)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	4,007	(30)
Jawbreaker Parent, Inc.	First lien senior secured revolving loan	1/2033	—	8,017	(120)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Klick Inc.	First lien senior secured revolving loan	11/2031	—	7,216	(36)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	578	867	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	15,542	(78)
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	476	(2)
Lignetics Investment Corp.	First lien senior secured revolving loan	3/2028	5,880	6,166	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	8,056	(141)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	10,511	(158)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	11,682	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	761	1,173	—
Matterhorn Finco, Inc. (dba Nexthink)	First lien senior secured revolving loan	3/2033	—	5,302	(27)
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	11,464	7,643	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2027	—	8,112	(20)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,076	(27)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	17,308	(43)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	17,932	(269)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	7/2026	12,335	109	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	469	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	—	3,706	(46)
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	—	6,993	(87)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	1,567	522	—
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	8/2029	4,184	—	—
Nova Women's Health, Inc.	First lien senior secured revolving loan	1/2032	—	1,545	(8)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1/2031	2,005	13,418	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	1,977	(25)
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(10)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured revolving loan	4/2033	—	10,666	(40)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	16,889	(169)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	275	3,397	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	14,863	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	163	—	—
PDI TA Holdings, Inc.*	First lien senior secured revolving loan	2/2031	1,824	—	—
Peachtree Buyer, Inc. (dba Pond & Company)	First lien senior secured revolving loan	12/2032	276	1,566	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	5,490	12,809	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	728	1,353	—
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	8,571	(129)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	208	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	9,119	(91)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2028	—	5,182	(130)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	4,446	(44)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	11,003	(193)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	3,939	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	6,934	2,066	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	102	203	—
Senderra RX Acquisition, LLC	First lien senior secured revolving loan	3/2033	462	4,154	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	969	6,300	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	94	94	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	33	27	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	5,464	(68)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	114	85	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	8,595	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	4,444	(1,207)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	17,776	4,408	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	2,076	(47)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	2,610	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	9,824	2,651	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	77	63	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	207	(4)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	442	5,087	—
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	3,125	(63)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	1,002	3,076	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	7,903	(138)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	6,248	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	51	1,704	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	159	(1)
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	5,266	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	5,443	(14)
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	5,080	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	14,522	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	6,202	(47)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	—	12,814	(128)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	7,100	(36)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	9,557	(311)
Total non-controlled/non-affiliated - debt commitments			$337,031	$1,320,992	$(7,236)
Non-controlled/non-affiliated - equity commitments
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	N/A	$12,246	$1,967	$—
Polar Investors LP (dba Dentalcorp)	Common equity	N/A	3,409	852	—
Valor CI Blocker Feeder LP	Investment partnership	N/A	4,184	339	—
Total non-controlled/non-affiliated - equity commitments			$19,839	$3,158	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$9,524	$(1,000)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	3,810	(400)
Total non-controlled/affiliated - debt commitments			$—	$13,334	$(1,400)
Controlled/affiliated - debt commitments
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	$—	$8,601	$(108)
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	6/2028	4,760	1,335	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	18,464	4,672	—
Total controlled/affiliated - debt commitments			$23,224	$14,608	$(108)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$31,923	$30,663	$—
LSI Financing LLC	Specialty finance equity investment	N/A	237,107	60,225	—
OWL-HP FINANCE LLC	Specialty finance equity investment	N/A	40,923	43,577	—
Total controlled/affiliated - equity commitments			$309,953	$134,465	$—
Total Portfolio Company Commitments			$690,047	$1,486,557	$(8,744)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the six months ended June 30, 2026, were as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair value as of December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair value as of June 30, 2026	Interest and PIK Income	Dividend Income	Other Income
Non - Controlled Affiliates
LSI Financing 1 DAC	$6,657	$—	$(1,486)	$25	$—	$5,196	$—	$244	$—
Ideal Image Development, LLC	1,398	2,873	(3,323)	36,847	(37,795)	—	—	—	—
Paradigmatic Holdco LLC (dba Pluralsight)	44,210	207	(114)	(22,593)	—	21,710	959	—	50
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	61,927	54,101	—	(188)	—	115,840	—	6,526	—
Total	$114,192	$57,181	$(4,923)	$14,091	$(37,795)	$142,746	$959	$6,770	$50

Controlled Affiliates	Fair value as of December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair value as of June 30, 2026	Interest and PIK Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$109,070	$2,550	$(558)	$(1,955)	$—	$109,107	$4,187	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	143,157	15,001	(286)	(750)	—	157,122	5,620	—	—
Blue Owl Credit SLF LLC(c)	415,248	10,580	—	(36,013)	—	389,815	—	19,253	—
OWL-HP FINANCE LLC	—	41,272	(349)	(52)	—	40,871	—	—	—
Blue Owl Leasing LLC(c)	857	—	—	8	—	865	—	4	—
Eagle Infrastructure Services, LLC	145,522	181	—	43,111	—	188,814	5,148	4,015	26
Fifth Season Investments LLC	403,170	1,389	(101,056)	(847)	—	302,656	—	16,833	—
LSI Financing LLC	210,634	67,711	(25,437)	5,029	—	257,937	—	14,000	—
New PLI Holdings, LLC (dba PLI)	202,312	5,261	—	674	—	208,247	6,286	2,225	51
Notorious Holdings LLC (dba Beauty Industry Group)	105,151	4,069	—	(2,182)	—	107,038	3,825	—	484
PS Operating Company LLC (fka QC Supply, LLC)	4,154	331	(166)	(1,424)	—	2,895	—	—	—
Walker Edison Furniture Company LLC	15,087	2,555	(16,687)	61,433	(62,388)	—	—	—	—
Wingspire Capital Holdings LLC	607,284	4,000	—	(4,230)	—	607,054	—	26,537	—
Total	$2,361,646	$154,900	$(144,539)	$62,802	$(62,388)	$2,372,421	$25,066	$82,867	$561
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
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”) and Blue Owl Leasing LLC (“Blue Owl Leasing”), see “Note 4 — Investments.”
(d)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”) the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin Assetco.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See “Note 5 — Debt.”
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of June 30, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $274.6 million based on a tax cost basis of $15.23 billion. As of June 30, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $748.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $474.3 million.
(28)Loan was on non-accrual status as of June 30, 2026.
(29)Non-income producing.
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $2.79 billion or 39.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC*	Specialty finance equity investment	July, 2022
AAM Series 2.1 Aviation Feeder, LLC*	Specialty finance equity investment	July, 2022
Accelerate Topco Holdings, LLC	Common Units	September, 2022
Alphasense, LLC	Series E Preferred Shares	June, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July, 2022
ASP Conair Holdings LP	Class A Units	May, 2021
Baypine Commander Co-Invest, LP	LP Interest	June, 2025
BEHP Co-Investor II, L.P.	LP Interest	May, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May, 2021
Blend Labs, Inc.	Warrants	July, 2021
Blue Owl Credit SLF LLC**	LLC Interest	August, 2024
Blue Owl Leasing LLC**	LLC Interest	June, 2025
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)*	Specialty finance equity investment	August, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October, 2021
Capital Integration Systems LLC (dba CAIS)	Class D Common Units	February, 2026
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February, 2022
Eagle Infrastructure Services, LLC	Common Units	March, 2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April, 2021
Equity NewCo S.A. (dba Netceed)	Common Equity	January, 2026
Fifth Season Investments LLC*	Specialty finance equity investment	July, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December, 2020
GoHealth, Inc.	Common stock	August, 2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December, 2021
GT Silver Co-Invest SCSp	LP Interest	April, 2026
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December, 2020
Hissho Sushi Holdings, LLC	Class A units	May, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September, 2023
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September, 2021
KPCI Co-Invest 2, L.P.	Class A Units	October, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	November, 2023

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
LSI Financing 1 DAC*	Specialty finance equity investment	December, 2022
LSI Financing LLC*	Specialty finance equity investment	November, 2024
Maia Aggregator, LP	Class A-2 Units	February, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	February, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December, 2020
Nova Women’s Health Partners Holdings, LP	Class A Units	January, 2026
Notorious Purchaser II, Inc. (dba Beauty Industry Group)	Class B Common Stock	December, 2025
Nscale Limited	Preferred equity	September, 2025
Nscale Limited	Series B Preferred Shares	September, 2025
OWL-HP FINANCE LLC*	Specialty finance equity investment	February, 2026
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January, 2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	February, 2023
PCF Holdco, LLC (dba Trucordia)	Warrants	February, 2023
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	September, 2025
Polar Investors LP (dba Dentalcorp)	Common Equity	January, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
PS Op Holdings LLC (fka QC Supply, LLC)	Class A Common Units	December, 2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November, 2023
Snowbird Manager LP	LP Interest	December, 2025
Space Exploration Technologies Corp.	Class A Common Stock	March, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June, 2021
Valor CI Blocker Feeder LP	LP Interest	October, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November, 2025
VEPF VIII Co-Invest 8-A, L.P.	LP Interest	March, 2026
Walker Edison Holdco LLC	Common Units	March, 2023
Windows Entities	LLC Units	January, 2020
Wingspire Capital Holdings LLC*	Specialty finance equity investment	September, 2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May, 2022
WP Silver Co-Invest, L.P.	LP Interest	April, 2026
XOMA Corporation	Warrants	December, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November, 2022
Zoro TopCo, L.P.	Class A Common Units	November, 2022
*Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to “Note 4 — Investments – Credit SLF LLC and Blue Owl Leasing” for further information.
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2026, non-qualifying assets represented 16.4% of total assets as calculated in accordance with the regulatory requirements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
(32)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.2 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million and Fairchester Custom Windows with a fair value of $7.6 million as of June 30, 2026. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and fair value, respectively, and ranging in cost from $24.9 million to $454.4 million and with a fair value ranging from $24.9 million to $450.6 million. The largest investment is 36.3% of the total cost of BOCSO's portfolio. As of June 30, 2026, the portfolio asset class composition was 71.7% ABF - Specialty finance, 26.3% ABF - Leasing, and 2.0% ABF - Commercial Real Estate.
(35)The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

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
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended December 31, 2025, were as follows:

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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (New York Stock Exchange (“NYSE”): OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
Since July 6, 2023, the Company’s common stock has traded on the NYSE under the symbol “OBDC.”
On January 13, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “OBDE Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“OBDE Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Diversified Credit Advisors LLC (“ODCA”), a Delaware limited liability company and investment adviser to OBDE. In connection therewith, OBDE Merger Sub merged with and into OBDE, with OBDE continuing as the surviving company and as a wholly-owned subsidiary of the Company and, immediately thereafter, OBDE merged with and into the Company, with the Company continuing as the surviving company (together the “OBDE Mergers”). Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” for further discussion of the OBDE Mergers.
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
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled, Affiliated/Non-Controlled, and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
PIK Interest Income	$31,586	$30,446	$63,067	$66,877
PIK Interest Income as a % of Investment Income	7.9%	6.3%	7.9%	7.0%
PIK Dividend Income	$11,252	$13,895	$26,157	$27,388
PIK Dividend Income as a % of Investment Income	2.8%	2.9%	3.3%	2.9%
Total PIK Income	$42,838	$44,341	$89,224	$94,265
Total PIK Income as a % of Investment Income	10.7%	9.1%	11.2%	9.9%
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
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Other Income
From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions as of December 31, 2025. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

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
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities (within the meaning of the 1940 Act), and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 4, 2026, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.
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
The table below presents the costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$1,906	$2,050	$3,701	$4,892
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
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding voting securities or the Adviser. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.
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
The table below presents the management fees for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$57,462	$64,771	$118,305	$126,929
Management fee waivers	116	185	266	185
Management Fees, net of Management Fee Waivers	$57,346	$64,586	$118,039	$126,744
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears for the immediately preceding calendar quarter commencing with the first calendar quarter following July 18, 2019 (the “Listing Date”), and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
purchase discount to interest income resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger.
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
The table below presents the performance based incentive fees based on net investment income incurred and the capital gains based incentive fees accrued for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$36,156	$43,649	$68,568	$84,678
Performance based incentive fees based on capital gains	—	—	—	—
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
Controlled, Affiliated/Non-Controlled, and Affiliated Portfolio Companies
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
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. The Company made its initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase its total to $504.6 million. As of June 30, 2026, the fair value of the Company’s investment in Wingspire was $607.1 million. The Company does not consolidate its equity interest in Wingspire.
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2026, its commitment to Amergin AssetCo was $269.9 million, of which $98.6 million is equity and $171.3 million is debt. As of June 30, 2026, the fair value of the Company’s investment in Amergin AssetCo was $266.2 million. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of June 30, 2026, the fair value of the Company’s investment in Fifth Season was $302.7 million. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of June 30, 2026, the Company’s investment at fair value in LSI Financing DAC was $5.2 million and the Company’s total commitment was $5.3 million. The Company does not consolidate its equity interest in LSI Financing DAC.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2026, the Company’s investment at fair value in LSI Financing LLC was $257.9 million and the Company’s total commitment was $297.3 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO is a portfolio company formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO. As of June 30, 2026, the Company’s investment at fair value in BOCSO was $115.8 million and the Company’s total commitment was $116.1 million. The Company does not consolidate its equity interest in BOCSO.
OWL-HP FINANCE LLC (“Owl-HP Finance”) is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of June 30, 2026, the Company’s investment at fair value in Owl-HP Finance was $40.9 million and the Company’s total commitment was $84.5 million. The Company does not consolidate its equity interest in Owl-HP Finance.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$11,202,149	$10,937,849	$12,215,994	$12,048,934
Second-lien senior secured debt investments	931,923	674,223	975,790	848,575
Unsecured debt investments	367,689	377,224	384,569	399,962
Specialty finance debt investments	170,984	171,254	157,004	157,297
Preferred equity investments	308,544	262,536	592,714	568,977
Common equity investments	460,949	714,693	473,881	644,304
Specialty finance equity investments	1,238,485	1,426,590	1,195,614	1,386,739
Joint ventures	432,793	390,680	422,213	416,105
Total Investments	$15,113,516	$14,955,049	$16,417,779	$16,470,893

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the industry composition of investments based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Advertising and media	2.6%	2.4%
Aerospace and defense	1.5	1.4
Asset based lending and fund finance(1)	7.4	6.5
Automotive services	2.1	3.3
Buildings and real estate(5)	4.4	4.6
Business services	2.9	2.7
Chemicals	3.7	3.3
Consumer products	2.5	2.3
Containers and packaging	3.0	2.8
Distribution	1.3	1.3
Education	0.2	0.3
Energy equipment and services	0.5	0.5
Financial services	3.7	3.8
Food and beverage	5.2	5.0
Healthcare equipment and services	4.8	4.4
Healthcare providers and services	8.5	9.0
Healthcare technology	5.8	6.3
Household products	1.8	1.7
Human resource support services	1.6	2.0
Infrastructure and environmental services	3.0	2.3
Insurance(3)	6.1	6.3
Internet software and services	11.6	11.1
Joint ventures(2)	2.6	2.5
Leisure and entertainment	2.3	2.0
Manufacturing	3.8	5.3
Pharmaceuticals(4)	1.9	1.3
Professional services	2.4	2.9
Specialty retail	2.3	2.1
Telecommunications	0.1	0.1
Transportation	0.4	0.5
Total	100.0%	100.0%
_______________
(1)Includes investments in Wingspire, BOCSO and Amergin AssetCo.
(2)Includes investment in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information about Credit SLF and Blue Owl Leasing.
(3)Includes investment in Fifth Season.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
(5)Includes investments in Owl-HP Finance.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
United States:
Midwest	21.2%	20.6%
Northeast	18.7	21.2
South	37.5	36.8
West	15.4	14.8
International	7.2	6.6
Total	100.0%	100.0%
Joint Ventures
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
On January 13, 2025, in connection with the OBDE Mergers, the Company assumed OBDE’s capital commitment to and economic ownership in Credit SLF of approximately $6.3 million and 0.7% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was reduced to $404.1 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $427.1 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $446.5 million of which $14.5 million was unfunded as of June 30, 2026.
As of June 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$431,928	64.4%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	99,482	14.8%
Blue Owl Technology Finance Corp.	53,812	39,656	5.9%
Blue Owl Technology Income Corp.	16,161	16,161	2.4%
State Teachers Retirement System of Ohio	93,299	83,924	12.5%
Total	$746,395	$671,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at June 30, 2026 based on net contributed capital.
(2)    Economic ownership interest for Blue Owl Capital Corporation II is 0.04%.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of June 30, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$258,490	$124,718
Investments at fair value	2,624,338	2,343,367
Total Assets	2,903,962	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,069,196	1,728,363
Total Liabilities	2,296,807	1,863,454
Total Credit SLF Members’ Equity	$607,155	$614,069

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$42,053	$31,420	$83,057	$55,117
Expenses
Net operating expenses	26,186	18,482	51,216	32,139
Net investment income (loss)	$15,867	$12,938	$31,841	$22,978
Total net realized and unrealized gain (loss)	(7,626)	9,319	(59,616)	(6,785)
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$8,241	$22,257	$(27,775)	$16,193
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Dividend income	$10,390	$10,034	$19,253	$18,687
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of June 30, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at June 30, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	As of June 30, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$3,344	$34,555
Investments at fair value	39,680	39,628
Total Assets	43,407	74,531
Total Debt (net of unamortized debt issuance costs)	2,512	9,754
Total Liabilities	3,486	10,076
Total Blue Owl Leasing Members’ Equity	$39,921	$64,455
_______________
(1)    Blue Owl Leasing’s date of inception was June 30, 2025.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Consolidated Statement of Operations Data
Income
Investment income	$1,044	$2,087
Expenses
Net operating expenses	785	1,656
Net investment income (loss)	$259	$431
Total net realized and unrealized gain (loss)	132	(107)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$391	$324

The Company’s proportional shares of Blue Owl Leasing’s distributions for the following periods:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Dividend income	$4	$4
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
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 187% and 178%, respectively.
The tables below present the Company’s debt obligations for the following periods:

	As of June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)(4)	$4,000,000	$105,500	$3,856,721	$3,856,721	$(34,124)	$71,376
SPV Asset Facility II	300,000	256,200	43,800	43,800	(5,295)	250,905
SPV Asset Facility V	525,000	430,500	94,500	94,500	(4,412)	426,088
SPV Asset Facility VI	500,000	310,000	190,000	143,051	(3,530)	306,470
CLO III	260,000	260,000	—	—	(1,638)	258,362
CLO IV	219,948	219,948	—	—	(2,782)	217,166
CLO V	509,625	509,625	—	—	(1,939)	507,686
CLO VII	330,500	330,500	—	—	(2,041)	328,459
CLO X	272,000	272,000	—	—	(1,833)	270,167
July 2026 Notes	1,000,000	1,000,000	—	—	(197)	999,803
2027 Notes(2)	500,000	500,000	—	—	(9,073)	489,826
April 2027 Notes	325,000	325,000	—	—	(665)	324,335
July 2027 Notes	250,000	250,000	—	—	(962)	249,038
2028 Notes	850,000	850,000	—	—	(5,251)	844,749
June 2028 Notes	100,000	100,000	—	—	(469)	99,531
September 2028 Notes(2)	400,000	400,000	—	—	(2,861)	393,582
2029 Notes(2)	1,000,000	1,000,000	—	—	(6,965)	986,672
2030 Notes(2)	500,000	500,000	—	—	(9,041)	486,848
2031 Notes(2)	400,000	400,000	—	—	(8,694)	392,470
Total Debt	$12,242,073	$8,019,273	$4,185,021	$4,138,072	$(101,772)	$7,903,533
________________
(1)The amount available and unused portion are reduced by $37.8 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
(4)As of June 30, 2026, the Company's Revolving Credit Facility borrowing base value was $5.65 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)(4)	$4,025,000	$1,012,000	$2,970,841	$2,970,841	$(27,931)	$984,069
SPV Asset Facility II	300,000	161,700	138,300	137,146	(5,562)	156,138
SPV Asset Facility V	525,000	384,000	141,000	48,167	(5,001)	378,999
SPV Asset Facility VI	500,000	300,000	200,000	92,046	(4,041)	295,959
SPV Asset Facility VII	300,000	210,000	90,000	9,964	(1,601)	208,399
CLO I	390,000	390,000	—	—	(3,489)	386,511
CLO III	260,000	260,000	—	—	(1,727)	258,273
CLO IV	275,463	275,463	—	—	(3,346)	272,117
CLO V	509,625	509,625	—	—	(2,062)	507,563
CLO VII	330,500	330,500	—	—	(2,127)	328,373
CLO X	272,000	272,000	—	—	(1,797)	270,203
CLO XIV	260,000	260,000	—	—	(1,578)	258,422
2026 Notes	500,000	500,000	—	—	(91)	499,909
July 2026 Notes	1,000,000	1,000,000	—	—	(2,717)	997,283
2027 Notes(2)	500,000	500,000	—	—	(2,117)	483,987
April 2027 Notes	325,000	325,000	—	—	(1,078)	323,922
July 2027 Notes	250,000	250,000	—	—	(1,389)	248,611
2028 Notes	850,000	850,000	—	—	(6,549)	843,451
June 2028 Notes	100,000	100,000	—	—	(585)	99,415
2029 Notes(2)	1,000,000	1,000,000	—	—	(8,373)	1,002,667
2030 Notes(2)	500,000	500,000	—	—	(10,025)	495,805
Total Debt	$12,972,588	$9,390,288	$3,540,141	$3,258,164	$(93,186)	$9,300,076
_______________
(1)The amount available and unused portion are reduced by $42.2 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
(4)As of December 31, 2025, the Company's Revolving Credit Facility borrowing base value was $5.90 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$108,538	$139,775	$230,046	$281,130
Amortization of debt issuance costs	14,318	11,516	26,705	21,318
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	127	280	548	(2,345)
Total Interest Expense	$122,983	$151,571	$257,299	$300,103
Average interest rate	5.2%	5.5%	5.2%	5.6%
Average daily borrowings	$8,418,935	$9,965,559	$8,880,096	$10,069,798
_______________
(1)Refer to the 2027 Notes, September 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes below and to “Note 7 — Derivative Instruments” for details on the associated interest rate swaps.

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
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On June 25, 2026 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Facility Third Amendment Date.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $4.00 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.93 billion (reduced from $3.95 billion on the Revolving Credit Facility Third Amendment Date). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $6.00 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $300.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on June 25, 2030 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on June 25, 2031 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing the Revolving Credit Facility Maturity Date bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, but less than the product of 2.00 and the combined debt amount, 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum or (ii) the alternative base rate plus margin of either 0.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount but less than the product of 2.00 and the combined debt amount, 0.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 0.525% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on the Revolving Credit Facility Maturity Date bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.775% per annum or, (x) if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, but less than the product of 2.00 and the combined debt amount 1.650% per annum or (y) if the gross borrowing base is greater than or equal to the product of 2.00 and the combined debt amount, 1.525% per annum. The Company also pays a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
The maximum principal amount of the SPV Asset Facility V is $525.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The SPV Asset Facility V includes a $100.0 million sub-limit for swingline loans.
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
The maximum principal amount of the SPV Asset Facility VI is $500.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC III Financing II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
SPV Asset Facility VII
On March 20, 2024 (the “SPV Asset Facility VII Closing Date”), OBDC III Financing III LLC (“OBDC III Financing III”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VII”), with OBDC III Financing III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC, as collateral custodian. On June 25, 2026, the parties to the SPV Asset Facility VII entered into a letter agreement pursuant to which SPV Asset Facility VII and all commitments thereunder were terminated in full. The following describes the terms of SPV Asset Facility VII prior to its termination as of June 25, 2026.
The maximum principal amount of the SPV Asset Facility VII was $300.0 million; the availability of this amount was subject to the borrowing base, which was determined on the basis of the value and types of OBDC III Financing III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
Amounts drawn in U.S. dollars were benchmarked to Daily SOFR, amounts drawn in British pounds were benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars were benchmarked to Daily Simple CORRA plus an adjustment of 0.29547%, and amounts drawn in Euros were benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Rate. The “Applicable Rate” ranged from 1.75% to 2.50% depending on the composition of the collateral. The SPV Asset Facility VII also allowed for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread. There was a commitment fee subject to minimum utilization, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the SPV Asset Facility VII.
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
The CLO I Secured Notes were redeemed in the CLO I Refinancing, described below.
Concurrently with the issuance of the CLO I Notes and the borrowing under the Class A Loans, the CLO I Issuer issued approximately $206.1 million of subordinated securities in the form of 206,106 preferred shares at an issue price of U.S.one thousand per share.
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
Concurrently with the issuance of the CLO I Refinancing Secured Notes and the borrowing under the CLO I Refinancing Class A-LR Loans, the CLO I Refinancing Issuer redeemed $85.3 million of subordinated securities, for a total of $120.8 million of outstanding subordinated securities in the form of 120,800 preferred shares ($1,000 per preferred share) held by the Company.

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
The CLO I Refinancing Secured Debt was the secured obligation of the CLO I Refinancing Issuer, and the CLO I Refinancing Indenture and CLO I Refinancing Class A-LR Credit Agreement each included customary covenants and events of default.
On April 16, 2026, the CLO I Refinancing Issuer redeemed or prepaid all classes of the CLO I Refinancing Secured Debt in full, along with accrued and unpaid interest.
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
The CLO V Secured Notes were redeemed in the CLO V Refinancing, described below.
Concurrently with the issuance of the CLO V Secured Notes, the CLO V Issuer issued approximately $149.5 million of subordinated securities in the form of 149,450 preferred shares at an issue price of U.S.$1,000 per share.
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
Concurrently with the issuance of the CLO VII Secured Notes and the borrowing under the CLO VII Class A-L1 Loans and CLO VII Class A-L2 Loans, the CLO VII Issuer issued approximately $111.3 million of subordinated securities in the form of 111,320 preferred shares at an issue price of U.S.$1,000 per share.
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
Concurrently with the issuance of the CLO XIV Secured Notes and the borrowing under the CLO XIV Class A-L Loans, the CLO XIV Issuer issued approximately $137.3 million of subordinated securities in the form of 137,300 preferred shares at an issue price of U.S.$1,000 per share.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR plus 1.769%.
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
September 2028 Notes
On April 16, 2026, the Company issued $400.0 million aggregate principal amount of notes that mature September 15, 2028 (the “September 2028 Notes”). The September 2028 Notes bear interest at a rate of 6.450% payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2026. The Company may redeem some or all of the September 2028 Notes at any time and from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the September 2028 Notes be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the September 2028 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 45 basis points, plus, in either case, accrued and unpaid interest thereon to the redemption date.
On April 29, 2026, in connection with the issuance of the September 2028 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.450% and pay variable rate interest based on SOFR plus 2.664%. The interest rate swap matures on September 15, 2028. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the September 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
On February 9, 2024, in connection with the initial issuance of the 2029 Notes on January 22, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $600.0 million. The Company received fixed rate interest at 5.950% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%.
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
On November 19, 2024, in connection with the additional issuance of the 2029 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 5.950% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.922%. The interest rate swap matures on February 15, 2029. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The interest rate swaps mature on February 15, 2029.
2030 Notes
On May 15, 2025, the Company issued $500.0 million aggregate principal amount of notes that mature July 15, 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.200% per year payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2026. The Company may redeem some or all of the 2030 Notes at any time and from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2030 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2030 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 40 basis points, plus, in each case, accrued and unpaid interest thereon to the redemption date; provided, however, that if the Company redeems any 2030 Notes on or after June 15, 2030 (the date falling one month prior to the maturity date of the 2030 Notes), the redemption price for the 2030 Notes will be equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
2031 Notes
On May 21, 2026, the Company issued $400.0 million aggregate principal amount of notes that mature August 15, 2031 (the “2031 Notes”). The 2031 Notes bear interest at a rate of 6.30% payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2027. The Company may redeem some or all of the 2031 Notes at any time and from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2031 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2031 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate plus 35 basis points, plus, in either case, accrued and unpaid interest thereon to the redemption date; provided, however, that if the Company redeems any 2031 Notes on or after July 15, 2031 (the date falling one month prior to the maturity date of the 2031 Notes), the redemption price for the 2031 Notes will be equal to 100% of the principal amount of the 2031 Notes being redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On May 21, 2026, in connection with the issuance of the 2031 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.300% and pay variable rate interest based on SOFR plus 2.209%. The interest rate swap matures on August 15, 2031. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2031 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Refer to the “Note 7 — Derivative Instruments” for additional details on the interest rate swaps.

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
The April 2027 Notes were issued pursuant to an Indenture dated as of October 13, 2021 (the “April 2027 Notes Base Indenture”), between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “April 2027 Notes Trustee”), and a First Supplemental Indenture, dated as of October 13, 2021 (the “April 2027 Notes First Supplemental Indenture” and together with the April 2027 Notes Base Indenture and April 2027 Notes Second Supplemental Indenture, the “April 2027 Notes Indenture”), between the Company and the April 2027 Notes Trustee. The April 2027 Notes will mature on April 13, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the April 2027 Notes Indenture. The April 2027 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. Concurrent with the issuance of the April 2027 Notes, the Company entered into a Registration Rights Agreement (the “April 2027 Notes Registration Rights Agreement”) for the benefit of the purchasers of the April 2027 Notes. Pursuant to the terms of the April 2027 Notes Registration Rights Agreement, OBDE filed a registration statement with the SEC and, on August 25, 2022, commenced an offer to exchange the notes initially issued on October 13, 2021 for newly registered notes with substantially similar terms, which expired on September 28, 2022 and was completed promptly thereafter.
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
On January 13, 2025, the Company entered into the “Note Assumption Agreement” for the benefit of the Noteholders (as defined in the Note Purchase Agreement). The Note Assumption Agreement relates to the Company’s assumption of (i) the July 2025 Notes II; (ii) the July 2027 Notes; and (iii) the June 2028 Notes and other obligations of OBDE under the Note Purchase Agreement, as supplemented by the First Supplement and the Second Supplement (as defined below). Pursuant to the OBDE Note Assumption Agreement, the Company unconditionally and expressly assumed, confirmed and agreed to perform and observe each and every one of the covenants, rights, promises, agreements, terms, conditions, obligations, duties and liabilities of OBDE under the Note Purchase Agreement, under the July 2025 Notes II, the July 2027 Notes and the June 2028 Notes and under any documents, instruments or agreements executed and delivered or furnished by OBDE in connection therewith, and to be bound by all waivers made by OBDE with respect to any matter set forth therein.
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
June 2028 Notes
On June 29, 2023, OBDE entered into a Second Supplement to the Note Purchase Agreement (the “Second Supplement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due June 29, 2028, with a fixed interest rate of 8.10% per year (the “June 2028 Notes”). Except as otherwise expressly set forth in the Second Supplement, the terms of the Note Purchase Agreement that apply to the July 2025 Notes II and the July 2027 Notes I apply to the June 2028 Notes, including, without limitation, the material terms described above.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of June 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$105,500	$—	$—	$105,500	$—
SPV Asset Facility II	256,200	—	—	—	256,200
SPV Asset Facility V	430,500	—	—	430,500	—
SPV Asset Facility VI	310,000	—	—	310,000	—
CLO III	260,000	—	—	—	260,000
CLO IV	219,948	—	—	—	219,948
CLO V	509,625	—	—	—	509,625
CLO VII	330,500	—	—	—	330,500
CLO X	272,000	—	—	—	272,000
July 2026 Notes	1,000,000	1,000,000	—	—	—
2027 Notes	500,000	500,000	—	—	—
April 2027 Notes	325,000	325,000	—	—	—
July 2027 Notes	250,000	—	250,000	—	—
2028 Notes	850,000	—	850,000	—	—
June 2028 Notes	100,000	—	100,000	—	—
September 2028 Notes	400,000	—	400,000	—	—
2029 Notes	1,000,000	—	1,000,000	—	—
2030 Notes	500,000	—	—	500,000	—
2031 Notes	400,000	—	—	—	400,000
Total Contractual Obligations	$8,019,273	$1,825,000	$2,600,000	$1,346,000	$2,248,273

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$238,049	$—	$—	$238,049
Investments:
First-lien senior secured debt investments	$—	$44,279	$10,893,570	$10,937,849
Second-lien senior secured debt investments	—	—	674,223	674,223
Unsecured debt investments	—	—	377,224	377,224
Specialty finance debt investments	—	—	171,254	171,254
Preferred equity investments	—	—	262,536	262,536
Common equity investments	23,906	4,320	556,928	585,154
Specialty finance equity investments	—	—	1,011,942	1,011,942
Subtotal	23,906	48,599	13,947,677	14,020,182
Investments measured at NAV(1)	—	—	—	934,867
Total Investments at Fair Value	$23,906	$48,599	$13,947,677	$14,955,049
Derivatives:
Derivative assets	$—	$5,918	$—	$5,918
Derivative liabilities	$—	$6,772	$—	$6,772
___________
(1)Includes investments in Credit SLF, LSI Financing LLC, BOCSO, Blue Owl Leasing and Owl-HP Finance which are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$568,542	$—	$—	$568,542
Investments:
First-lien senior secured debt investments	$—	$39,027	$12,009,907	$12,048,934
Second-lien senior secured debt investments	—	47,294	801,281	848,575
Unsecured debt investments	—	—	399,962	399,962
Specialty finance debt investments	—	—	157,297	157,297
Preferred equity investments	—	—	568,977	568,977
Common equity investments	—	6,555	520,542	527,097
Specialty finance equity investments	—	—	1,114,178	1,114,178
Subtotal	—	92,876	15,572,144	15,665,020
Investments measured at NAV(1)	—	—	—	805,873
Total Investments at fair value	$—	$92,876	$15,572,144	$16,470,893
Derivatives:
Derivative assets	$—	$3,123	$—	$3,123
Derivative liabilities	$—	$793	$—	$793
_______________
(1)Includes investments in Credit SLF, LSI Financing LLC, BOCSO and Blue Owl Leasing which are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$11,003,920	$730,176	$369,374	$159,598	$536,853	$537,854	$1,011,324	$14,349,099
Purchases of investments, net	454,452	—	—	11,887	—	3,154	5,389	474,882
Payment-in-kind	15,911	2,030	10,220	327	13,583	287	—	42,358
Proceeds from investments, net	(532,518)	(24,953)	(2,044)	(558)	(255,892)	(353)	(1,485)	(817,803)
Net change in unrealized gain (loss)	(47,395)	(68,508)	(648)	(11)	(35,397)	33,099	(3,286)	(122,146)
Net realized gain (loss)	(2,859)	(8,648)	216	—	(50)	(2,377)	—	(13,718)
Net amortization/accretion of discount/premium on investments	11,026	945	106	11	3,439	—	—	15,527
Transfers between investment types	—	—	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(8,967)	43,181	—	—	—	(14,736)	—	19,478
Fair Value, End of Period	$10,893,570	$674,223	$377,224	$171,254	$262,536	$556,928	$1,011,942	$13,947,677
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2026, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Six Months Ended June 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$12,009,907	$801,281	$399,962	$157,297	$568,977	$520,542	$1,114,178	$15,572,144
Purchases of investments, net	804,632	1	—	11,887	976	15,222	8,117	840,835
Payment-in-kind	32,258	4,047	21,853	2,913	23,331	565	—	84,967
Proceeds from investments, net	(1,819,971)	(41,676)	(41,400)	(843)	(292,441)	(1,416)	(102,542)	(2,300,289)
Net change in unrealized gain (loss)	(101,368)	(130,487)	(5,859)	(23)	(22,270)	69,681	(7,811)	(198,137)
Net realized gain (loss)	(58,263)	(8,503)	2,471	—	(20,027)	(26,145)	—	(110,467)
Net amortization/accretion of discount/premium on investments	26,920	2,266	197	23	3,990	—	—	33,396
Transfers between investment types	(158)	—	—	—	—	158	—	—
Transfers into (out of) Level 3(1)	(387)	47,294	—	—	—	(21,679)	—	25,228
Fair Value, End of Period	$10,893,570	$674,223	$377,224	$171,254	$262,536	$556,928	$1,011,942	$13,947,677
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2026, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended June 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$13,534,635	$846,978	$377,711	$121,603	$543,191	$634,300	$937,195	$16,995,613
Purchases of investments, net	478,573	148,500	—	9,813	2,909	4,401	68,832	713,028
Payment-in-kind	16,011	8,974	10,918	729	16,928	265	—	53,825
Proceeds from investments, net	(1,379,333)	(122,716)	(24,233)	—	(4,982)	(77,386)	(2,395)	(1,611,045)
Net change in unrealized gain (loss)	(86,522)	(13,996)	9,168	21	(4,974)	(18,953)	29,045	(86,211)
Net realized gains (losses)	4,410	—	641	—	49	22,218	—	27,318
Net amortization/accretion of discount/premium on investments	35,042	3,547	488	7	666	—	—	39,750
Transfers into (out of) Level 3(1)	(3,847)	(7,620)	—	—	—	—	—	(11,467)
Fair Value, End of Period	$12,598,969	$863,667	$374,693	$132,173	$553,787	$564,845	$1,032,677	$16,120,811
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Six Months Ended June 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$9,796,885	$660,060	$301,956	$90,735	$366,973	$550,886	$799,766	$12,567,261
Purchases of investments, net	1,202,373	141,009	—	25,594	46,930	4,386	119,215	1,539,507
Payment-in-kind	40,649	15,504	23,469	743	26,153	522	—	107,040
Proceeds from investments, net	(1,883,856)	(129,182)	(33,743)	—	(15,358)	(77,371)	(5,464)	(2,144,974)
Net change in unrealized gain (loss)	(23,419)	87,300	17,431	309	(1,254)	(16,295)	42,804	106,876
Net realized gains (losses)	(6,545)	(102,791)	(1,212)	—	152	22,218	1,119	(87,059)
Net amortization of discount on investments	51,130	4,486	628	13	1,309	—	—	57,566
Transfers into (out of) Level 3(1)	(29,148)	9,746	—	—	—	(3,091)	—	(22,493)
Transfers in from the OBDE Mergers	3,450,900	177,535	66,164	14,779	128,882	83,590	75,237	3,997,087
Fair Value, End of Period	$12,598,969	$863,667	$374,693	$132,173	$553,787	$564,845	$1,032,677	$16,120,811
_______________
(1)Transfers into (out of) Level 3 were a result of an investment measured at net asset value which is no longer categorized within the fair value hierarchy.
The tables below present the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net Change in Unrealized Gain (Loss) for the Three Months Ended June 30, 2026 on Investments Held at June 30, 2026	Net Change in Unrealized Gain (Loss) for the Three Months Ended June 30, 2025 on Investments Held at June 30, 2025
First-lien senior secured debt investments	$(49,105)	$(91,669)
Second-lien senior secured debt investments	(68,508)	(34,067)
Unsecured debt investments	(648)	9,168
Specialty finance debt investments	(11)	21
Preferred equity investments	(11,918)	(4,973)
Common equity investments	31,234	(18,939)
Specialty finance equity investments	(3,286)	29,029
Total Investments	$(102,242)	$(111,430)

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Net Change in Unrealized Gain (Loss) for the Six Months Ended June 30, 2026 on Investments Held at June 30, 2026	Net Change in Unrealized Gain (Loss) for the Six Months Ended June 30, 2025 on Investments Held at June 30, 2025
First-lien senior secured debt investments	$(150,437)	$(40,510)
Second-lien senior secured debt investments	(130,487)	(16,898)
Unsecured debt investments	(5,859)	17,431
Specialty finance debt investments	(23)	311
Preferred equity investments	(40,677)	(1,254)
Common equity investments	44,314	15,269
Specialty finance equity investments	(7,811)	42,788
Total Investments	$(290,980)	$17,137

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

As of June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$10,556,228	Yield Analysis	Market Yield	7.1% - 23.8% (10.4%)	Decrease
	179,499	Transaction	Transaction Price	98.5% - 99.6% (99.3%)	Increase
	157,843	Recovery Analysis	Recovery Rate	0.0% - 100.0% (46.0%)	Increase
Second-lien senior secured debt investments	$667,573	Yield Analysis	Market Yield	10.5% - 47.0% (22.6%)	Decrease
	6,650	Recovery Analysis	Recovery Rate	5.0% - 5.0% (5.0%)	Increase
Unsecured debt investments	$367,642	Yield Analysis	Market Yield	5.4% - 22.5% (13.8%)	Decrease
	9,582	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Decrease
Specialty finance debt investments	$171,254	Yield Analysis	Market Yield	12.3% - 12.3% (12.3%)	Decrease
Preferred equity investments	$246,278	Yield Analysis	Market Yield	12.9% - 53.5% (23.8%)	Decrease
	16,000	Market Approach	EBITDA Multiple	9.5x - 9.5x (9.5x)	Decrease
	258	Market Approach	Revenue Multiple	13.3x - 13.3x (13.3x)	Increase
Common equity investments	$478,092	Market Approach	EBITDA Multiple	4.0x - 27.8x (7.9x)	Decrease
	45,892	Market Approach	Revenue Multiple	5.0x - 47.5x (11.1x)	Increase
	8,485	Transaction	Transaction Price	18.0% - 200.2% (149.2%)	Increase
	14,618	Yield Analysis	Market Yield	8.4% - 8.4% (8.4%)	Decrease
	8,979	Market Approach	Market Adjustment Factor	(13.1)% - 26.3% (6.0%)	Increase
	694	Option Pricing Model	Volatility	60.0% - 70.0% (70.0%)	Increase
	168	Market Approach	Gross Profit Multiple	9.3x - 9.3x (9.3x)	Increase
Specialty finance equity investments	$607,054	Market Approach	Book Multiple	1.2x - 1.2x (1.2x)	Increase
	302,656	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase
	94,975	Market Approach	Recovery Rate	120.0% - 150.0% (140.0%)	Increase
	5,196	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease
	2,061	Discounted Cash Flow Analysis	Market Yield	20.0% - 20.0% (20.0%)	Decrease

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,273,964	Yield Analysis	Market Yield	6.3% - 20.1% (9.6%)	Decrease
	536,599	Recent Transaction	Transaction Price	99.0% - 99.8% (99.3%)	Increase
	199,344	Collateral Analysis	Recovery Rate	0.0% - 107.2% (59.5%)	Increase
Second-lien senior secured debt investments	$801,281	Yield Analysis	Market Yield	9.7% - 62.4% (18.9%)	Decrease
Unsecured debt investments	$390,845	Yield Analysis	Market Yield	5.5% - 17.6% (12.6%)	Decrease
	9,117	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Specialty finance debt investments	$157,297	Yield Analysis	Market Yield	11.6% - 11.6% (11.6%)	Decrease
Preferred equity investments	$559,595	Yield Analysis	Market Yield	11.6% - 35.3% (16.1%)	Decrease
	9,171	Market Approach	EBITDA Multiple	128.9x - 128.9x (128.9x)	Increase
	211	Market Approach	Revenue Multiple	11.3x - 11.3x (11.3x)	Increase
Common equity investments	$388,838	Market Approach	EBITDA Multiple	4.0x - 17.9x (7.7x)	Increase
	45,461	Market Approach	Revenue Multiple	6.3x - 13.0x (10.7x)	Increase
	43,926	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	21,679	Market Approach	Transaction Price	$96.84 - $96.84 ($96.84)	Increase
	14,020	Yield Analysis	Market Yield	8.5% - 8.5% (8.5%)	Decrease
	6,105	Market Approach	Market Adjustment Factor	0.0% - 0.0% (0.0%)	Increase
	347	Option Pricing Model	Volatility	60.0% - 70.0% (70.0%)	Increase
	166	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase
Specialty finance equity investments	$607,284	Market Approach	EBITDA Multiple	1.3x - 1.3x (1.3x)	Increase
	403,170	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	94,930	Market Approach	N/A(1)	N/A	N/A
	6,657	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Decrease
	2,137	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of June 30, 2026			As of December 31, 2025
	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$71,376	$(34,124)	$71,376	$984,069	$(27,931)	$984,069
SPV Asset Facility II	250,905	(5,295)	250,905	156,138	(5,562)	156,138
SPV Asset Facility V	426,088	(4,412)	426,088	378,999	(5,001)	378,999
SPV Asset Facility VI	306,470	(3,530)	306,470	295,959	(4,041)	295,959
SPV Asset Facility VII	—	—	—	208,399	(1,601)	208,399
CLO I	—	—	—	386,511	(3,489)	386,511
CLO III	258,362	(1,638)	258,362	258,273	(1,727)	258,273
CLO IV	217,166	(2,782)	217,166	272,117	(3,346)	272,117
CLO V	507,686	(1,939)	507,686	507,563	(2,062)	507,563
CLO VII	328,459	(2,041)	328,459	328,373	(2,127)	328,373
CLO X	270,167	(1,833)	270,167	270,203	(1,797)	270,203
CLO XIV	—	—	—	258,422	(1,578)	258,422
2026 Notes	—	—	—	499,909	(91)	498,750
July 2026 Notes	999,803	(197)	1,000,000	997,283	(2,717)	992,500
2027 Notes	489,826	(9,073)	492,500	483,987	(2,117)	488,750
April 2027 Notes	324,335	(665)	320,125	323,922	(1,078)	317,688
July 2027 Notes	249,038	(962)	250,000	248,611	(1,389)	250,000
2028 Notes	844,749	(5,251)	805,375	843,451	(6,549)	803,250
June 2028 Notes	99,531	(469)	100,000	99,415	(585)	100,000
September 2028 Notes	393,582	(2,861)	404,000	—	—	—
2029 Notes	986,672	(6,965)	1,000,000	1,002,667	(8,373)	1,010,000
2030 Notes	486,848	(9,041)	498,750	495,805	(10,025)	506,250
2031 Notes	392,470	(8,694)	398,000	—	—	—
Total Debt	$7,903,533	$(101,772)	$7,905,429	$9,300,076	$(93,186)	$9,272,214

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Level 1	$—	$—
Level 2	5,268,750	4,967,188
Level 3	2,636,679	4,305,026
Total Debt	$7,905,429	$9,272,214
Financial Instruments Not Carried at Fair Value
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 – Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of June 30, 2026				As of December 31, 2025
	Counterparty	Notional Amount		Assets	Liabilities	Notional Amount		Assets	Liabilities
Derivatives designated as hedges:
Interest Rate Swap 2027 Notes	Deutsche Bank AG		$500,000	$—	$(1,128)		$500,000	$—	$(13,370)
Interest Rate Swap 2030 Notes	Deutsche Bank AG		$500,000	—	(4,353)		$500,000	5,663	—
				—	(5,481)			5,663	(13,370)
Interest Rate Swap 2029 Notes	Goldman Sachs Bank USA		$600,000	—	(6,739)		$600,000	3,645	—
Interest Rate Swap 2029 Notes	Goldman Sachs Bank USA		$400,000	—	(295)		$400,000	7,185	—
				—	(7,034)			10,830	—
Interest Rate Swap September 2028 Notes	Royal Bank of Canada		$400,000	—	(3,644)

Interest Rate Swap 2031 Notes	SMBC Capital Markets, Inc.		$400,000	1,147	—

Total Derivatives Designated as Hedges(1)(2)				$1,147	$(16,159)			$16,493	$(13,370)

Derivatives not designated as hedges:
Foreign currency forward contract GBP	Goldman Sachs Bank USA		£86,225	$116,749	$(114,351)		£94,190	$126,248	$(126,916)
Foreign currency forward contract EUR	Goldman Sachs Bank USA		€208,670	247,519	(238,521)		€208,670	247,528	(247,272)
Foreign currency forward contract AUD	Goldman Sachs Bank USA	A$	2,080	1,491	(1,439)	A$	2,580	1,685	(1,722)
Foreign currency forward contract EUR	Goldman Sachs Bank USA		$16,376	16,376	(16,636)
Foreign currency forward contract GBP	Goldman Sachs Bank USA		$1,474	1,474	(1,515)
				$383,609	$(372,462)			$375,461	$(375,910)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.		£14,775	20,016	(19,595)		£14,775	19,549	(19,908)
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.		€5,301	6,296	(6,059)		€5,301	6,296	(6,281)
				26,312	(25,654)			25,845	(26,189)
Foreign currency forward contract CAD	Royal Bank of Canada	C$	2,967	2,186	(2,101)
Foreign currency forward contract CAD	Royal Bank of Canada	C$	111,549	81,237	(78,969)
				83,423	(81,070)			—	—
Total Derivatives not Designated as Hedges				$493,344	$(479,186)			$401,306	$(402,099)
_______________
(1)    The net fair value of the derivatives designated as hedges is recorded in prepaid expenses and other assets or accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
(2)    The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $2.75 billion and $1.98 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $(14.0) million and $3.0 million as of June 30, 2026 and December 31, 2025, respectively.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps 2027 Notes	$(302)	$287	$(15)	$(892)	$984	$92
Interest rate swaps 2030 Notes	(6,386)	6,352	(34)	(10,016)	9,941	(75)
Interest rate swaps 2029 Notes	(6,134)	6,067	(67)	(10,384)	9,865	(519)
Interest rate swaps 2029 Notes	(4,306)	4,399	93	(7,480)	7,538	58
Interest Rate Swap 2028 Notes	(3,644)	3,557	(87)	(3,644)	3,557	(87)
Interest Rate Swap 2031 Notes	1,147	(1,164)	(17)	1,147	(1,164)	(17)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$(127)			$(548)
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

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps 2027 Notes	$4,432	$(4,551)	$(119)	$10,762	$(8,611)	$2,151
Interest rate swaps 2030 Notes	6,424	(6,434)	(10)	6,424	(6,434)	(10)
Interest rate swaps 2029 Notes	4,678	(4,759)	(81)	13,501	(13,105)	396
Interest rate swaps 2029 Notes	2,976	(3,046)	(70)	8,812	(9,004)	(192)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$(280)			$2,345
_______________
(1)     Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.
The table below presents net change in unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$1,073	$(1,223)	$3,805	$(1,223)
Foreign currency forward contract AUD	109	(11)	89	(11)
Foreign currency forward contract EUR	3,603	(4,306)	8,704	(4,306)
Foreign currency forward contract CAD	1,886	—	2,353	—
Total Net Unrealized Gain (Loss)(1)	$6,671	$(5,540)	$14,951	$(5,540)
_______________
(1)     Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
For the three and six months ended June 30, 2026, the Company recognized a realized loss of $1.9 million and $2.1 million, respectively, primarily related to the foreign currency forward contracts held with SMBC Capital Markets, Inc. and Goldman Sachs Bank USA.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
In connection with the unsecured notes, the Company has made the following periodic payments on the interest rate swaps for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
2027 Notes	$—	$—	$8,570	$10,620
September 2028 Notes	—	—	—	—
2029 Notes - $600 mm	—	—	890	2,540
2029 Notes - $400 mm	—	—	90	—
2030 Notes	7,580	—	7,580	—
2031 Notes	—	—	—	—
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Revolving loan commitments	$793,191	$888,190
Delayed draw loan commitments	555,743	652,746
Debt commitments	$1,348,934	$1,540,936

Specialty finance equity commitments	$134,465	$129,076
Common equity commitments	3,158	4,946
Equity commitments	$137,623	$134,022

Total Unfunded Commitments	$1,486,557	$1,674,958
As of June 30, 2026, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
Refer to “Note 9 — Net Assets” for details on the Company’s stock repurchase program. In the ordinary course of business, the Company may guarantee certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. The Company evaluates the probability of a loss under these guarantee arrangements, if any, periodically. The Company historically has not recorded a related liability as it considers the probability of a loss from the guarantees to be remote.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
“At the Market” Offerings
The Company is party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of its common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common stock with an aggregate offering amount of $746.9 million remained available for issuance as of June 30, 2026.
The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the period ended June 30, 2026. The Company issued and sold the following shares of common stock during the period ended June 30, 2025:

	For the Six Months Ended June 30, 2025
	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price per Share(1)
“At the market” offerings	200,603	$3,089	$19	$3,070	$15.40
	200,603	$3,089	$19	$3,070	$15.40
_____________
(1)Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Six Months Ended June 30, 2026
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026	March 31, 2026	April 15, 2026	$0.37
May 5, 2026	June 30, 2026	July 15, 2026	0.31

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
May 6, 2025	June 30, 2025	July 15, 2025	$0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	0.01
February 18, 2025	March 31, 2025	April 15, 2025	0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	0.05
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The following tables present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

For the Six Months Ended June 30, 2026
Date Declared	Record Date	Payment Date	Shares
February 18, 2026	March 31, 2026	April 15, 2026	1,373,306	(1)
November 4, 2025	December 31, 2025	January 15, 2026	1,070,678	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.

For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Shares
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	'(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	'(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	'(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	'(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200.0 million of the Company’s common stock. Under the 2025 Repurchase Program, purchases could be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. The 2025 Stock Repurchase Program terminated on February 17, 2026, in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 11,599,738 shares of our common stock were repurchased pursuant to the 2025 Stock Repurchase Program for approximately $148.2 million since the 2025 Stock Repurchase Program’s inception. There were no repurchases made under the 2025 Stock Repurchase Program for the six months ended June 30, 2025. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program.
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
For the six months ended June 30, 2026, the Company had the following repurchase activity under the 2026 Stock Repurchase Program:

Period of Activity	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$—
February 1, 2026 to February 28, 2026	—	—	—	300,000
March 1, 2026 to March 31, 2026	3,143,108	11.20	35,190	264,811
April 1, 2026 to April 30, 2026	—	—	—	264,811
May 1, 2026 to May 31, 2026	1,148,354	11.20	12,866	251,945
June 1, 2026 to June 30, 2026	2,014,501	11.04	22,240	229,705
	6,305,963		$70,296

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 10. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations	$65,739	$137,506	$41,357	$380,137
Weighted average shares of common stock outstanding - basic and diluted	495,377,115	511,048,237	497,130,632	502,981,791
Earnings per common share-basic and diluted	$0.13	$0.27	$0.08	$0.76
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
For the three and six months ended June 30, 2026, the Company recorded U.S. federal and state corporate-level income tax expense (benefit) of $0.7 million and $3.2 million, including U.S. federal excise tax expense (benefit) of $1.1 million and $2.8 million, respectively. For the three and six months ended June 30, 2025, the Company recorded U.S. federal and state corporate-level income tax expense (benefit) of $2.3 million, and $6.0 million including U.S. federal excise tax expense (benefit) of $1.0 million and $3.0 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2026, the Company recorded tax expense (benefit) of approximately $(0.4) million and $0.4 million for taxable subsidiaries, respectively. For the three and six months ended June 30, 2025, the Company recorded tax expense of approximately $1.3 million and $3.0 million for taxable subsidiaries, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $40.5 million and $41.2 million as of June 30, 2026 and December 31, 2025, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Six Months Ended June 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$14.81	$15.26
Results of operations:
Net investment income(1)	0.67	0.83
Net realized and unrealized gain (loss)(1)	(0.59)	(0.07)
Net increase (decrease) in net assets resulting from operations	0.08	0.76
Distributions:
Distributions declared from earnings(2)	(0.68)	(0.80)
Capital share transactions:
Repurchase of common shares(2)	0.05	—
Issuance of common shares in connection with the OBDE Mergers	—	(0.19)
Total increase (decrease) in net assets	(0.55)	(0.23)
Net Asset Value, End of Period(8)	$14.26	$15.03

Shares outstanding, end of period	493,142,569	511,048,237
Per share market value at end of period	$10.87	$14.34
Total return, based on market value(3)	(7.1)%	0.3%
Total return, based on net asset value(4)	2.3%	4.2%
Ratios / supplemental data:(5)
Ratio of total expenses to average net assets(6)(7)	12.9%	14.9%
Ratio of net investment income to average net assets(6)	9.3%	11.7%
Net assets, end of period	$7,031,759	$7,682,397
Weighted-average shares outstanding	497,130,632	502,981,791
Portfolio turnover rate	4.1%	17.5%
_______________
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)Distributions per share were calculated using shares outstanding at the respective record date.
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
(7)Prior to any management fee waivers, the annualized total expenses to average net assets for the six months ended June 30, 2026 and 2025, was 12.9% and 14.9%, respectively.
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
Dividend
On August 4, 2026, the Board declared a third quarter dividend of $0.31 per share for stockholders of record as of September 30, 2026, payable on or before October 15, 2026 and a second quarter supplemental dividend of $0.02 per share for stockholders of record as of August 31, 2026, payable on or before September 15, 2026.
July 2026 Notes Repayment
The July 2026 Notes matured on July 15, 2026, and the Company repaid all $1.00 billion of the July 2026 Notes at 100.0% of their principal amount, plus the accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for fiscal year December 31, 2025, and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this quarterly report on Form 10-Q (“Quarterly Report”). Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We are externally managed by Blue Owl Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
Since July 6, 2023, our common stock trades on the NYSE under the symbol “OBDC.”
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which offers private credit solutions to primarily upper-middle-market companies through differentiated access points. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of June 30, 2026, the Adviser and its affiliates had $158.12 billion of assets under management across Blue Owl’s Credit platform.
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
On January 13, 2025, we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated August 7, 2024, with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and ODCA, investment adviser to OBDE. In connection therewith, Merger Sub merged with and into OBDE, with OBDE continuing as the surviving company and our wholly-owned subsidiary and, immediately thereafter, OBDE merged with and into us, and we continued as the surviving company (together, the “Mergers”).

Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2026, our Adviser and its affiliates have originated $197.54 billion aggregate principal amount of investments, of which $193.23 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
In general, we define “middle-market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion. Within this space, we predominantly focus on investing in upper middle-market businesses, where we can structure larger transactions, which we believe to be more resilient and of greater strategic significance. We categorize “upper middle-market” companies as those generating $50 million or more of EBITDA annually. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. We note that over time, the average EBITDA of companies in our portfolio has grown significantly as the scale of private market solutions has grown. Across our investments, we typically seek to be senior in the capital structure, targeting a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below on average, which may provide a level of downside protection and help preserve capital.
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
As of June 30, 2026, our average debt investment size in each of our portfolio companies was approximately $59.6 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of June 30, 2026, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 91.5% of our debt portfolio based on fair value had weighted average annual revenue of $1.06 billion, weighted average annual EBITDA of $242 million, an average interest coverage of 2.0x and an average net loan-to value of 47%.
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
We focus primarily on the direct origination of loans to institutionally-backed, upper middle-market companies domiciled in the United States.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2026, 96.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.

Limited Availability of Capital for Middle Market Companies — The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2026 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. Reportedly, many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks — Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite sub-scale middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit — We believe that periods of market volatility, including volatility experienced in recent years driven by uncertainty regarding inflation, interest rates and monetary policy, geopolitical conditions, technological change, and exogenous shocks such as those to public health, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated loan and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms as financing activity rebounds from modest levels.
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
During the second quarter of 2026, global equity and debt markets adapted to shifts in expectations around major themes such as inflation and the trajectory of interest rates as well as ongoing geopolitical relations and the impact to energy prices. Stronger than previously indicated jobs growth and sticky inflation drove expectations of rate hikes, a reversal away from the forward rate cuts anticipated at the beginning of the second quarter. Deescalation in the Middle East, directional but not linear throughout the quarter, drove energy prices lower. Equity market dispersion continued, with single stock volatility outpacing index volatility by a wide margin as artificial intelligence (“AI”) hardware and other perceived beneficiaries of AI spend continued to drive thematic investment.
The 10-year Treasury yield ended the second quarter of 2026 approximately 15 basis points higher than March 31, 2026 and experienced a peak to trough range of more than 40 basis points during the quarter. The CBOE Volatility Index peaked above 25 during the second quarter of 2026, but mostly sat below 20 as tensions in the Middle East eased throughout the quarter.
We continue to approach this environment conservatively and although repayments moderated, they continued to be in excess of originations in the quarter ended June 30, 2026; however, underlying credit performance remains strong, market spreads have widened compared to year end and our leverage level is at its lowest in over two years. As a result, we have available capital to deploy into attractive risk-adjusted opportunities that meet our return and credit standards. We have also leveraged Blue Owl’s expanded capabilities in alternative and asset-based credit, as well as digital infrastructure, to access attractive risk-adjusted opportunities and adding accretive, non-correlated returns over time. We have also continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
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
Consistent with our last several quarters, a substantial portion of our financings are with existing borrowers. Many of these come from large, incumbent borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio.
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

Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $242 million (up from approximately $115 million in 2021) and average revenue of approximately $1.06 billion (up from approximately $500 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
We believe that the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of future geopolitical, economic or financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.
The modest markdown on our portfolio was primarily driven by a small number of investments and not a deterioration in the overall quality of our portfolio. Generally we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time although there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results. The vast majority of our payment-in-kind (“PIK”) investments were structured as PIK from inception and not implemented as a result of credit underperformance.
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. As of June 30, 2026, across the industries we invest in, our software borrowers, which make up approximately 18% of the portfolio, continued to deliver strong revenue and EBITDA growth year-over-year. We also believe that our software borrowers are well positioned to evolve as a result of developments in AI and believe that a limited portion of these investments are subject to risk of significant disruption.
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
As of June 30, 2026, based on fair value, our portfolio consisted of 73.2% first lien senior secured debt investments (of which 52% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.5% second lien senior secured debt investments, 2.5% unsecured debt investments, 1.1% specialty finance debt investments, 1.8% preferred equity investments, 4.8% common equity investments, 9.5% specialty finance equity investments and 2.6% joint ventures.
As of June 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.5% and 9.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.9% and 9.9%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2026, the weighted average spread of floating rate debt investments was 5.6%.
As of June 30, 2026, we had investments in 229 portfolio companies with an aggregate fair value of $14.96 billion. Our current target leverage ratio is 0.90x-1.25x. As of June 30, 2026, we had net leverage of 1.11x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$357,074	$1,116,767
Less: Sell downs	(37,750)	—
Total new investment commitments	$319,324	$1,116,767
Principal amount of new investments funded:
First-lien senior secured debt investments	$208,532	$587,980
Second-lien senior secured debt investments	—	205,340
Unsecured debt investments	—	—
Specialty finance debt investments	—	9,813
Preferred equity investments	—	2,914
Common equity investments	—	4,401
Specialty finance equity investments	5,239	84,114
Joint venture investments	4,844	11,473
Total principal amount of new investments funded	$218,615	$906,035

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$210,160	$142,162

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(432,759)	$(1,612,475)
Second-lien senior secured debt investments	(33,720)	(178,056)
Unsecured debt investments	(2,040)	(24,233)
Specialty finance debt investments	—	—
Preferred equity investments	(255,888)	(4,933)
Common equity investments	(249)	(78,607)
Specialty finance equity investments	(22,043)	(8,583)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(746,699)	$(1,906,887)

Number of new investment commitments in new portfolio companies(2)	5	6
Average new investment commitment amount in new portfolio companies	$49,525	$92,279
Weighted average term for new investment commitments (in years)	6.1	5.9
Percentage of new debt investment commitments at floating rates	100.0%	99.0%
Percentage of new debt investment commitments at fixed rates	—%	1.0%
Weighted average interest rate of new investment commitments(3)	8.7%	9.7%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	4.9%	5.4%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.73% and 4.29% as of June 30, 2026 and 2025, respectively.

The table below presents our investments as of the following periods:

	As of June 30, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$11,202,149	$10,937,849	$12,215,994	$12,048,934
Second-lien senior secured debt investments	931,923	674,223	975,790	848,575
Unsecured debt investments	367,689	377,224	384,569	399,962
Specialty finance debt investments	170,984	171,254	157,004	157,297
Preferred equity investments	308,544	262,536	592,714	568,977
Common equity investments	460,949	714,693	473,881	644,304
Specialty finance equity investments	1,238,485	1,426,590	1,195,614	1,386,739
Joint ventures	432,793	390,680	422,213	416,105
Total Investments	$15,113,516	$14,955,049	$16,417,779	$16,470,893
_______________
(1)We consider 52% and 50% of first-lien senior secured debt investments to be unitranche loans as of June 30, 2026 and December 31, 2025, respectively.
The table below presents investments by industry composition based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Advertising and media	2.6%	2.4%
Aerospace and defense	1.5	1.4
Asset based lending and fund finance(1)	7.4	6.5
Automotive services	2.1	3.3
Buildings and real estate(5)	4.4	4.6
Business services	2.9	2.7
Chemicals	3.7	3.3
Consumer products	2.5	2.3
Containers and packaging	3.0	2.8
Distribution	1.3	1.3
Education	0.2	0.3
Energy equipment and services	0.5	0.5
Financial services	3.7	3.8
Food and beverage	5.2	5.0
Healthcare equipment and services	4.8	4.4
Healthcare providers and services	8.5	9.0
Healthcare technology	5.8	6.3
Household products	1.8	1.7
Human resource support services	1.6	2.0
Infrastructure and environmental services	3.0	2.3
Insurance(3)	6.1	6.3
Internet software and services	11.6	11.1
Joint ventures(2)	2.6	2.5
Leisure and entertainment	2.3	2.0
Manufacturing	3.8	5.3
Pharmaceuticals(4)	1.9	1.3
Professional services	2.4	2.9
Specialty retail	2.3	2.1
Telecommunications	0.1	0.1
Transportation	0.4	0.5
Total	100.0%	100.0%
_______________
(1)Includes investments in Wingspire, BOCSO and Amergin AssetCo.

(2)Includes investment in Credit SLF and Blue Owl Leasing.
(3)Includes investment in Fifth Season.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
(5)Includes investments in Owl-HP Finance.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
United States:
Midwest	21.2%	20.6%
Northeast	18.7	21.2
South	37.5	36.8
West	15.4	14.8
International	7.2	6.6
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	9.5%	9.5%
Weighted average total yield of debt and income producing securities(1)	9.9%	10.0%
Weighted average interest rate of debt securities	9.4%	9.6%
Weighted average spread over base rate of floating rate debt investments	5.6%	5.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of June 30, 2026, seven of our portfolio companies are on non-accrual, which represents 0.8% of our portfolio at fair value. Our annual net gain (loss) ratio is approximately (0.32)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of June 30, 2026		As of December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio(1)	Investments at Fair Value	Percentage of Total Portfolio(1)
($ in thousands)
1	$1,227,364	8.2%	$1,358,369	8.2%
2	12,482,505	83.5	13,595,328	82.5
3	1,075,059	7.2	1,285,575	7.8
4	46,914	0.3	122,826	0.7
5	123,207	0.8	108,795	0.7
Total	$14,955,049	100.0%	$16,470,893	100.0%
_______________
(1)Totals presented may not sum due to rounding.
The table below presents the amortized cost and fair value of our performing and non-accrual investments as of the following periods:

	As of June 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair value	Percentage	Amortized Cost	Percentage	Fair value	Percentage
Performing	$14,684,800	97.2%	$14,828,641	99.2%	$16,041,906	97.7%	$16,283,196	98.9%
Non-accrual	428,716	2.8	126,408	0.8	375,873	2.3	187,697	1.1
Total	$15,113,516	100.0%	$14,955,049	100.0%	$16,417,779	100.0%	$16,470,893	100.0%

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
Specialty Financing Portfolio Companies
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We made our initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase our total commitment to $504.6 million. As of June 30, 2026, the fair value of the Company’s investment in Wingspire was $607.1 million. We do not consolidate our equity interest in Wingspire.
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2026, our commitment to Amergin AssetCo was $269.9 million, of which $98.6 million was equity and $171.3 million was debt. As of June 30, 2026, the fair value of the Company’s investment in Amergin AssetCo was $266.2 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of June 30, 2026, our investment in Fifth Season was $302.7 million at fair value. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of June 30, 2026, the fair value of our investment in LSI Financing DAC was $5.2 million and our total commitment was $5.3 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2026, our investment at fair value in LSI Financing LLC was $257.9 million and our total commitment was $297.3 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and fair value, and ranging in cost from $24.9 million to $454.4 million and with fair value ranging from $24.9 million to $450.6 million. The largest investment is 36.3% of the total cost of BOCSO’s portfolio. As of June 30, 2026, the portfolio asset class composition was 71.7% ABF — Specialty finance, 26.3% ABF — Leasing, and 2.0% ABF — Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Owl-HP Finance is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of June 30, 2026, the Company’s investment at fair value in Owl-HP Finance was $40.9 million and our total commitment was $84.5 million. We do not consolidate our equity interest in Owl-HP Finance.

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
Refer to Exhibit 99.2 for the Blue Owl Leasing Supplemental Financial Information.
Results of Operations
The table below presents our operating results for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in millions)	2026	2025	$ Change(1)	2026	2025	$ Change(1)
Total Investment Income	$401.3	$485.8	$(84.5)	$798.1	$950.4	$(152.3)
Less: Total Operating Expenses	224.5	266.8	(42.3)	459.6	526.4	(66.8)
Net Investment Income (Loss) Before Taxes	$176.8	$219.0	$(42.2)	$338.5	$424.0	$(85.5)
Less: Income tax expense (benefit), including excise tax expense (benefit)	0.7	2.3	(1.6)	3.2	6.0	(2.8)
Net Investment Income (Loss) After Taxes	$176.1	$216.7	$(40.6)	$335.3	$418.0	$(82.7)
Net change in unrealized gain (loss)	(95.5)	(89.8)	(5.7)	(196.3)	105.1	(301.4)
Net realized gain (loss)	(14.9)	10.6	(25.6)	(97.7)	(142.9)	45.2
Net Increase (Decrease) in Net Assets Resulting from Operations(1)	$65.7	$137.5	$(71.8)	$41.4	$380.2	$(338.8)
_______________
(1)Totals presented may not sum due to rounding.
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment origination and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the six months ended June 30, 2026, our net asset value per share decreased, primarily driven by widening spreads contributing to decreases in the fair values in certain of our portfolio investments and distributions in excess of our net investment income, partially offset by accretive share repurchases.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Net investment income after taxes:	$176.1	$216.7	$(40.6)	$335.3	$418.0	$(82.7)
Less: Purchase discount amortization	(5.6)	(10.9)	5.3	(11.8)	(18.8)	7.0
Adjusted, Non—GAAP, Net Investment Income after Taxes	$170.5	$205.8	$(35.3)	$323.5	$399.2	$(75.7)

Net realized and unrealized gains (losses):	$(110.4)	$(79.2)	$(31.2)	$(294.0)	$(37.8)	$(256.2)
Net change in unrealized (appreciation) depreciation due to the purchase discount	5.0	11.3	(6.3)	9.9	(63.7)	73.6
Realized (gain) loss due to the purchase discount	0.6	(0.4)	1.0	1.9	(0.5)	2.4
Adjusted, Non—GAAP, Net Realized and Unrealized Gains (Losses)	$(104.8)	$(68.3)	$(36.5)	$(282.2)	$(102.0)	$(180.2)

Net increase in net assets from operations:	$65.7	$137.5	$(71.8)	$41.4	$380.2	$(338.8)
Less: Purchase discount amortization	(5.6)	(10.9)	5.3	(11.8)	(18.8)	7.0
Net change in unrealized (appreciation) depreciation due to the purchase discount	5.0	11.3	(6.3)	9.9	(63.7)	73.6
Realized (gain) loss due to the purchase discount	0.6	(0.4)	1.0	1.9	(0.5)	2.4
Adjusted, Non—GAAP, Net Increase in Net Assets from Operations(1)	$65.7	$137.5	$(71.8)	$41.4	$297.2	$(255.8)
_______________
(1)Totals presented may not sum due to rounding.

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Interest income from investments	$283.2	$394.8	$(111.6)	$583.5	$760.8	$(177.3)
PIK interest income from investments	31.6	30.5	1.1	63.1	66.9	(3.8)
Dividend income from investments	66.2	55.2	11.0	127.8	111.7	16.1
Other income	20.3	5.3	15.0	23.7	11.0	12.7
Total Investment Income	$401.3	$485.8	$(84.5)	$798.1	$950.4	$(152.3)
We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Investment income decreased by $84.5 million for the three months ended June 30, 2026, as compared to the same period in the prior year, primarily due to lower interest income, partially offset by higher other income and dividend income from our equity investments. Interest income was lower by $111.6 million period-over-period due to a reduction in our portfolio size from net repayments of approximately $1.6 billion, and a decrease in the weighted average yield of our debt portfolio from 10.1% to 9.5% due to lower average interest rates. Included in interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns decreased to $6.1 million for the three months ended June 30, 2026 from $32.1 million for the same period in the prior year, due to a decrease in repayment activity period-over-period. Other income increased by $15.0 million period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. Dividend income increased by $11.0 million period-over-period, primarily due to an increase in dividends earned from our equity investments as a result of growth in our strategic equity investments. Payment-in-kind (“PIK”) interest income from investments increased by $1.1 million remaining relatively flat period-over-period. PIK income as a percentage of overall income increased slightly to 10.7% from 9.1% in the prior period, due to a decrease in total investment income relative to PIK income.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Investment income decreased by $152.3 million for the six months ended June 30, 2026, as compared to the same period in the prior year, primarily due to lower interest income, including lower interest income from our PIK investments, partially offset by dividend income and other income. Interest income decreased by $177.3 million as a result of a decrease in the par value of our debt investments period-over-period, as well as a decrease in the weighted average yield of our debt portfolio from 10.1% to 9.5%, due to lower average interest rates. Included in interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns decreased to $13.9 million for the six months ended June 30, 2026, from $40.3 million in the prior year period, due to a decrease in repayment activity. PIK interest income decreased by $3.8 million year-over-year. For the six months ended June 30, 2026 and 2025, as a percentage of total income, PIK interest income increased to 11.2% from 9.9%, due to a decrease in total investment income relative to PIK income. Dividend income increased by $16.1 million from the prior year period, primarily due to an increase in dividends earned from our strategic equity investments. Other income increased by $12.7 million from the prior year period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Interest expense	$123.0	$151.6	$(28.6)	$257.3	$300.1	$(42.8)
Management fee, net(1)	57.4	64.6	(7.2)	118.0	126.7	(8.7)
Performance based incentive fees	36.2	43.6	(7.4)	68.6	84.7	(16.1)
Professional fees	4.3	3.5	0.8	8.5	7.1	1.4
Directors’ fees	0.4	0.3	0.1	0.9	0.6	0.3
Other general and administrative	3.2	3.2	—	6.3	7.2	(0.9)
Total Operating Expenses	$224.5	$266.8	$(42.3)	$459.6	$526.4	$(66.8)
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
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Total operating expenses decreased by $42.3 million year-over-year for the three months ended June 30, 2026, compared to the prior year period, primarily driven by decreases in interest expense, performance based incentive fees and management fees. Interest expense decreased by $28.6 million due to a decrease in daily average borrowings from $10.0 billion to $8.4 billion, largely due to repayments, as well as a decrease in the average interest rate from 5.5% to 5.2% period-over-period. Performance based incentive fees decreased by $7.4 million due to lower net investment income. Management fees decreased by $7.2 million due to decreases in average adjusted gross assets driven by sales and repayments of portfolio investments. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Total operating expenses decreased by $66.8 million year-over-year for the six months ended June 30, 2026, compared to the prior year period, primarily driven by decreases in interest expense, performance based incentive fees and management fees. Interest expense decreased by $42.8 million due to a decrease in daily average borrowings from $10.1 billion to $8.9 billion, largely due to repayments, as well as a decrease in the average interest rate from 5.6% to 5.2% period-over-period. Performance based incentive fees decreased by $16.1 million due to lower net investment income. Management fees decreased by $8.7 million due to decreases in average adjusted gross assets driven by sales and repayments of portfolio investments. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of June 30, 2026, we have generated undistributed taxable earnings “spillover” of approximately $0.29 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and six months ended June 30, 2026, we recorded U.S. federal and state income tax expense (benefit) of $0.7 million, and $3.2 million, respectively, including U.S. federal excise tax expense (benefit) of $1.1 million and $2.8 million, respectively. For the three and six months ended June 30, 2025, we recorded U.S. federal and state income tax expense (benefit) of $2.3 million, and $6.0 million, respectively, including U.S. federal excise tax expense (benefit) of $1.0 million and $3.0 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2026, we recorded a tax expense (benefit) of approximately $(0.4) million and $0.4 million for taxable subsidiaries, respectively. For the three and six months ended June 30, 2025, we recorded a tax expense of approximately $1.3 million, and $3.0 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(99.4)	$(103.0)	$3.6	$(197.6)	$89.4	$(287.0)
Net change in translation of assets and liabilities in foreign currencies and other transactions	4.0	13.4	(9.4)	0.8	17.4	(16.6)
Income tax (provision) benefit	(0.2)	(0.2)	—	0.5	(1.7)	2.2
Net Change in Unrealized Gain (Loss)	$(95.5)	$(89.8)	$(5.7)	$(196.3)	$105.1	$(301.4)

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026, the net unrealized losses were driven by decreases in the fair value of certain debt investments and reversals of prior period unrealized gains that were realized during the period, partially offset by reversals of prior period unrealized losses that were realized during the period and increases in the fair value of certain debt and equity investments as further detailed below.
For the three months ended June 30, 2025, the net unrealized loss was driven by a decrease in the fair value of certain debt and equity investments and reversals of prior period unrealized gains that were realized in the quarter related to exited investments, partially offset by an increase in the fair value of certain debt investments as detailed below.
The ten largest contributors to the change in net unrealized gain (loss) on investments consisted of the following:

Portfolio Company	For the Three Months Ended June 30, 2026	Portfolio Company	For the Three Months Ended June 30, 2025
($ in millions)		($ in millions)
Loparex Midco B.V.	$(79.1)	National Dentex Labs LLC (fka Barracuda Dental LLC)	$(40.5)
Cornerstone OnDemand, Inc.	(26.8)	Trucordia Insurance Holdings, LLC	(36.8)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(17.1)	Conair Holdings, LLC	(26.3)
Feradyne Outdoors, LLC	(15.9)	Notorious Topco, LLC (dba Beauty Industry Group)	(26.1)
Trucordia Insurance Holdings, LLC	(11.5)	Ideal Image Development, LLC(2)	(13.3)
Pluralsight, LLC(2)	(9.9)	Inovalon Holdings, Inc.	(7.0)
CD&R Value Building Partners I, L.P. (dba Belron)	5.6	AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC / AAM Series 2.1 Aviation Feeder, LLC(1)	8.8
Space Exploration Technologies Corp.	9.2	Blue Owl Credit SLF LLC(1)	8.9
Eagle Infrastructure Services, LLC(1)	16.6	Wingspire Capital Holdings LLC(1)	13.8
Conair Holdings LLC	43.5	Cornerstone OnDemand, Inc.	16.8
Remaining portfolio companies	(14.0)	Remaining portfolio companies	(1.3)
Total	$(99.4)	Total	$(103.0)
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026, the net unrealized loss was driven by widening of credit spreads and decreases in the fair value of certain debt and equity investments, partially offset by increases in the fair value of certain debt and equity investments, as well as reversals of prior period unrealized losses that were realized in the current period.
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
The ten largest contributors to the change in net unrealized gain (loss) on investments consisted of the following:

Portfolio Company	For the Six Months Ended June 30, 2026	Portfolio Company	For the Six Months Ended June 30, 2025
($ in millions)		($ in millions)
Loparex Midco B.V.	$(114.5)	H-Food Holdings, LLC	$115.3
Cornerstone OnDemand, Inc.	(84.3)	CIBT Global, Inc.	27.1
Blue Owl Credit SLF LLC(1)	(36.0)	AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC / AAM Series 2.1 Aviation Feeder, LLC(1)	19.8
Pluralsight, LLC(2)	(22.6)	Tall Tree Foods, Inc.	15.6
Feradyne Outdoors, LLC	(19.8)	Cornerstone OnDemand, Inc.	15.0
Trucordia Insurance Holdings, LLC	(16.6)	Ideal Image Development, LLC(2)	(14.2)
Ideal Image Development, LLC(2)	36.8	Trucordia Insurance Holdings, LLC	(30.8)
Eagle Infrastructure Services, LLC(1)	43.1	Conair Holdings, LLC	(32.2)
Walker Edison Furniture Company LLC(1)	61.4	Notorious Topco, LLC (dba Beauty Industry Group)(1)	(37.8)
Conair Holdings LLC	69.2	National Dentex Labs LLC (fka Barracuda Dental LLC)	(49.8)
Remaining portfolio companies	(114.3)	Remaining portfolio companies	61.4
Total	$(197.6)	Total	$89.4
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$(14.1)	$20.8	$(34.9)	$(99.0)	$(131.1)	$32.1
Net realized gain (loss) on foreign currency transactions	(0.8)	(10.2)	9.4	1.3	(11.8)	13.1
Net Realized Gain (Loss)	$(14.9)	$10.6	$(25.5)	$(97.7)	$(142.9)	$45.2
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026, we recognized net realized losses on investments of $14.1 million, primarily driven by the full or partial sales of investments. For the three months ended June 30, 2025, we recognized net realized gains on investments of $20.8 million primarily driven by the restructuring of certain debt and equity investments. For the three months ended June 30, 2026 and 2025, we incurred losses on foreign currency transactions of $0.8 million and $10.2 million, respectively, primarily as a result of fluctuations in the GBP, EUR, AUD and CAD exchange rates vs. US Dollar.
The largest contributors to the change in net realized gain (loss) on investments consisted of the following:

Portfolio Company	For the Three Months Ended June 30, 2026
($ in millions)
Conair Holdings LLC	$(9.8)
Walker Edison Furniture Company LLC(1)	(6.0)
Dodge Construction Network Holdings, L.P.	(2.0)
Remaining portfolio companies	3.7
Total	$(14.1)
______________________________
(1)Portfolio company is a controlled, affiliated investment.

Portfolio Company	For the Three Months Ended June 30, 2025
($ in millions)
PCF Holdco, LLC (dba PCF Insurance Services)	$22.2
GoHealth, Inc.	(1.4)
Remaining portfolio companies	(0.1)
Total	$20.8

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026 and 2025, we recognized net realized losses on investments of $99.0 million and $131.1 million, respectively, primarily driven by the full or partial sales of investments and the restructuring of certain debt and equity investments, partially offset by the realized gain of $1.7 million from our strategic asset sale in the first quarter of 2026, see “Note 4 – Investments – Asset Sale” for additional details. For the six months ended June 30, 2026 and 2025, we incurred gains (losses) on foreign currency transactions of $1.3 million and $(11.8) million, respectively, primarily as a result of fluctuations in the GBP, EUR, AUD and CAD exchange rates vs. US Dollar.
The largest contributors to the change in net realized gain (loss) on investments consisted of the following:

Portfolio Company	For the Six Months Ended June 30, 2026
($ in millions)
Walker Edison Furniture Company LLC(1)	$(62.4)
Ideal Image Development, LLC(2)	(37.8)
EOS Finco S.A.R.L (dba Netceed)	(12.7)
Conair Holdings LLC	(9.8)
Dodge Construction Network Holdings, L.P.	(2.0)
Brightway Holdings, LLC	0.5
Lignetics Investment Corp.	1.0
Tall Tree Foods, Inc.	1.0
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	6.2
Space Exploration Technologies Corp.	13.5
Remaining portfolio companies	3.5
Total	$(99.0)
______________________________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Portfolio Company	For the Six Months Ended June 30, 2025
($ in millions)
H-Food Holdings, LLC	$(113.7)
CIBT Global, Inc.	(27.1)
Tall Tree Foods, Inc.	(14.1)
GoHealth, Inc.	(4.4)
Amergin Asset Management, LLC	1.1
EOS Finco S.A.R.L	1.1
Physician Partners, LLC	3.0
PCF Holdco, LLC (dba PCF Insurance Services)	22.2
Remaining portfolio companies	0.7
Total	$(131.1)
Realized Gross Internal Rate of Return
Since we began investing in 2016 through June 30, 2026, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $24.75 billion and total proceeds from these exited investments of $30.23 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of June 30, 2026, our weighted average total cost of debt was 5.8%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 187% and 178%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of June 30, 2026, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026, we had $4.14 billion available under our credit facilities, including any limitations related to each credit facility’s borrowing base.
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
As of June 30, 2026, we had $238.0 million in cash and restricted cash, including foreign cash. During the six months ended June 30, 2026, $1.51 billion in cash was provided by operating activities, primarily as a result of sell downs and repayments of $2.38 billion and other operating activity of $187.1 million, partially offset by funding portfolio investments of $1.05 billion. Cash used in financing activities was $1.85 billion during the period, which was primarily the result of net repayments of $1.37 billion, distributions paid of $368.6 million, share repurchases of $70.3 million and debt issuance costs of $35.3 million.
Equity
Equity Issuances
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the OBDE Mergers, we issued an aggregate of approximately 120,630,330 shares of our common stock.

“At the Market” Offerings
We are party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that we may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of our common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common shares, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common shares with an aggregate offering amount of $746.9 million remained available for issuance as of June 30, 2026.
We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the period ended June 30, 2026. The Company issued and sold the following shares of common stock during the period ended June 30, 2025:

	For the Six Months Ended June 30, 2025
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
Distributions
The following tables present the distributions declared on shares of our common stock for the following periods:

	For the Six Months Ended June 30, 2026
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026	March 31, 2026	April 15, 2026	$0.37
May 5, 2026	June 30, 2026	July 15, 2026	0.31

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
May 6, 2025	June 30, 2025	July 15, 2025	$0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	0.01
February 18, 2025	March 31, 2025	April 15, 2025	0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	0.05
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
The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Six Months Ended June 30, 2026
Date Declared	Record Date	Payment Date	Shares
February 18, 2026	March 31, 2026	April 15, 2026	1,373,306	(1)
November 4, 2025	December 31, 2025	January 15, 2026	1,070,678	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Shares
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	'(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	'(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200.0 million of the Company’s common stock. Under the 2025 Repurchase Program, purchases could be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. The 2025 Stock Repurchase Program terminated on February 17, 2026, in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 11,599,738 shares of our common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $148.2 million since the 2025 Stock Repurchase Program’s inception. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program. There were no repurchases made under the 2025 Stock Repurchase Program in the six months ended June 30, 2025.
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
In the three and six months ended June 30, 2026, we had the following repurchase activity under the 2026 Stock Repurchase Program:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$—
February 1, 2026 to February 28, 2026	—	—	—	300,000
March 1, 2026 to March 31, 2026	3,143,108	11.20	35,190	264,811
April 1, 2026 to April 30, 2026	—	—	—	264,811
May 1, 2026 to May 31, 2026	1,148,354	11.20	12,866	251,945
June 1, 2026 to June 30, 2026	2,014,501	11.04	22,240	229,705
	6,305,963		$70,296

Debt
As of June 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, CLOs, and unsecured notes and in the future we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	As of June 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)(4)	June 25, 2031	$4,000,000	$105,500	$3,856,721	$3,856,721	$(34,124)	$71,376
SPV Asset Facility II	April 17, 2036	300,000	256,200	43,800	43,800	(5,295)	250,905
SPV Asset Facility V	March 15, 2030	525,000	430,500	94,500	94,500	(4,412)	426,088
SPV Asset Facility VI	December 2, 2029	500,000	310,000	190,000	143,051	(3,530)	306,470
CLO III	April 20, 2036	260,000	260,000	—	—	(1,638)	258,362
CLO IV	August 20, 2033	219,948	219,948	—	—	(2,782)	217,166
CLO V	April 20, 2034	509,625	509,625	—	—	(1,939)	507,686
CLO VII	April 20, 2038	330,500	330,500	—	—	(2,041)	328,459
CLO X	April 20, 2037	272,000	272,000	—	—	(1,833)	270,167
July 2026 Notes	July 15, 2026	1,000,000	1,000,000	—	—	(197)	999,803
2027 Notes(2)	January 15, 2027	500,000	500,000	—	—	(9,073)	489,826
April 2027 Notes	April 13, 2027	325,000	325,000	—	—	(665)	324,335
July 2027 Notes	July 21, 2027	250,000	250,000	—	—	(962)	249,038
2028 Notes	June 11, 2028	850,000	850,000	—	—	(5,251)	844,749
June 2028 Notes	June 29, 2028	100,000	100,000	—	—	(469)	99,531
September 2028 Notes(2)	September 15, 2028	400,000	400,000	—	—	(2,861)	393,582
2029 Notes(2)	March 15, 2029	1,000,000	1,000,000	—	—	(6,965)	986,672
2030 Notes(2)	July 15, 2030	500,000	500,000	—	—	(9,041)	486,848
2031 Notes(2)	August 15, 2031	400,000	400,000	—	—	(8,694)	392,470
Total Debt		$12,242,073	$8,019,273	$4,185,021	$4,138,072	$(101,772)	$7,903,533
_______________
(1)The amount available and unused portion are reduced by $37.8 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
(4)As of June 30, 2026, the Company's Revolving Credit Facility borrowing base value was $5.65 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.

	As of December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)(4)	November 22, 2029	$4,025,000	$1,012,000	$2,970,841	$2,970,841	$(27,931)	$984,069
SPV Asset Facility II	April 17, 2036	300,000	161,700	138,300	137,146	(5,562)	156,138
SPV Asset Facility V	March 15, 2030	525,000	384,000	141,000	48,167	(5,001)	378,999
SPV Asset Facility VI	December 2, 2029	500,000	300,000	200,000	92,046	(4,041)	295,959
SPV Asset Facility VII	March 20, 2029	300,000	210,000	90,000	9,964	(1,601)	208,399
CLO I	February 20, 2036	390,000	390,000	—	—	(3,489)	386,511
CLO III	April 20, 2036	260,000	260,000	—	—	(1,727)	258,273
CLO IV	August 20, 2033	275,463	275,463	—	—	(3,346)	272,117
CLO V	April 20, 2034	509,625	509,625	—	—	(2,062)	507,563
CLO VII	April 20, 2038	330,500	330,500	—	—	(2,127)	328,373
CLO X	April 20, 2037	272,000	272,000	—	—	(1,797)	270,203
CLO XIV	October 20, 2035	260,000	260,000	—	—	(1,578)	258,422
2026 Notes	January 15, 2026	500,000	500,000	—	—	(91)	499,909
July 2026 Notes	July 15, 2026	1,000,000	1,000,000	—	—	(2,717)	997,283
2027 Notes(2)	January 15, 2027	500,000	500,000	—	—	(2,117)	483,987
April 2027 Notes	April 13, 2027	325,000	325,000	—	—	(1,078)	323,922
July 2027 Notes	July 21, 2027	250,000	250,000	—	—	(1,389)	248,611
2028 Notes	June 11, 2028	850,000	850,000	—	—	(6,549)	843,451
June 2028 Notes	June 29, 2028	100,000	100,000	—	—	(585)	99,415
2029 Notes(2)	March 15, 2029	1,000,000	1,000,000	—	—	(8,373)	1,002,667
2030 Notes(2)	July 15, 2030	500,000	500,000	—	—	(10,025)	495,805
Total Debt		$12,972,588	$9,390,288	$3,540,141	$3,258,164	$(93,186)	$9,300,076
_______________
(1)The amount available and unused portion are reduced by $42.2 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
(4)As of December 31, 2025, the Company's Revolving Credit Facility borrowing base value was $5.90 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$108,538	$139,775	$230,046	$281,130
Amortization of debt issuance costs	14,318	11,516	26,705	21,318
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	127	280	548	(2,345)
Total Interest Expense	$122,983	$151,571	$257,299	$300,103
Average interest rate	5.2%	5.5%	5.2%	5.6%
Average daily borrowings	$8,418,935	$9,965,559	$8,880,096	$10,069,798
_______________
(1)Refer to “Note 5 — Debt – 2027 Notes, September 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes” and to “Note 7 — Derivative Instruments” to our consolidated financial statements included in this Quarterly Report for details on the associated interest rate swaps.

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2026 (Unaudited)	$105.5	$1,869	—	N/A
December 31, 2025	1,012.0	1,778	—	N/A
December 31, 2024	292.3	1,778	—	N/A
December 31, 2023	419.0	1,830	—	N/A
December 31, 2022	557.1	1,788	—	N/A
December 31, 2021	892.3	1,820	—	N/A
December 31, 2020	252.5	2,060	—	N/A
December 31, 2019	480.9	2,926	—	N/A
December 31, 2018	308.6	2,254	—	N/A
December 31, 2017	—	2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	300.0	2,926	—	N/A
December 31, 2018	400.0	2,254	—	N/A
December 31, 2017	400.0	2,580	—	N/A
SPV Asset Facility II
June 30, 2026 (Unaudited)	$256.2	$1,869	—	N/A
December 31, 2025	161.7	1,778	—	N/A
December 31, 2024	300.0	1,778	—	N/A
December 31, 2023	250.0	1,830	—	N/A
December 31, 2022	250.0	1,788	—	N/A
December 31, 2021	100.0	1,820	—	N/A
December 31, 2020	100.0	2,060	—	N/A
December 31, 2019	350.0	2,926	—	N/A
December 31, 2018	550.0	2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	250.0	1,788	—	N/A
December 31, 2021	190.0	1,820	—	N/A
December 31, 2020	375.0	2,060	—	N/A
December 31, 2019	255.0	2,926	—	N/A
December 31, 2018	300.0	2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	155.0	1,820	—	N/A
December 31, 2020	295.0	2,060	—	N/A
December 31, 2019	60.3	2,926	—	N/A
SPV Asset Facility V
June 30, 2026 (Unaudited)	$430.5	$1,869	—	N/A
December 31, 2025	384.0	1,778	—	N/A
SPV Asset Facility VI
June 30, 2026 (Unaudited)	$310.0	$1,869	—	N/A
December 31, 2025	300.0	1,778	—	N/A
SPV Asset Facility VII(16)
June 30, 2026 (Unaudited)	$—	$1,869	—	N/A
December 31, 2025	210.0	1,778	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO I(16)
June 30, 2026 (Unaudited)	$—	$1,869	—	N/A
December 31, 2025	390.0	1,778	—	N/A
December 31, 2024	390.0	1,778	—	N/A
December 31, 2023	276.6	1,830	—	N/A
December 31, 2022	390.0	1,788	—	N/A
December 31, 2021	390.0	1,820	—	N/A
December 31, 2020	390.0	2,060	—	N/A
December 31, 2019	390.0	2,926	—	N/A
CLO II(15)
December 31, 2025	$—	$—	—	N/A
December 31, 2024	260.0	1,778	—	N/A
December 31, 2023	260.0	1,830	—	N/A
December 31, 2022	260.0	1,788	—	N/A
December 31, 2021	260.0	1,820	—	N/A
December 31, 2020	260.0	2,060	—	N/A
December 31, 2019	260.0	2,926	—	N/A
CLO III
June 30, 2026 (Unaudited)	$260.0	$1,869	—	N/A
December 31, 2025	260.0	1,778	—	N/A
December 31, 2024	260.0	1,778	—	N/A
December 31, 2023	260.0	1,830	—	N/A
December 31, 2022	260.0	1,788	—	N/A
December 31, 2021	260.0	1,820	—	N/A
December 31, 2020	260.0	2,060	—	N/A
CLO IV
June 30, 2026 (Unaudited)	$219.9	$1,869	—	N/A
December 31, 2025	275.5	1,778	—	N/A
December 31, 2024	292.5	1,778	—	N/A
December 31, 2023	292.5	1,830	—	N/A
December 31, 2022	292.5	1,788	—	N/A
December 31, 2021	292.5	1,820	—	N/A
December 31, 2020	252.0	2,060	—	N/A
CLO V
June 30, 2026 (Unaudited)	$509.6	$1,869	—	N/A
December 31, 2025	509.6	1,778	—	N/A
December 31, 2024	509.6	1,778	—	N/A
December 31, 2023	509.6	1,830	—	N/A
December 31, 2022	509.6	1,788	—	N/A
December 31, 2021	196.0	1,820	—	N/A
December 31, 2020	196.0	2,060	—	N/A
CLO VI(10)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	260.0	1,830	—	N/A
December 31, 2022	260.0	1,788	—	N/A
December 31, 2021	260.0	1,820	—	N/A
CLO VII
June 30, 2026 (Unaudited)	$330.5	$1,869	—	N/A
December 31, 2025	330.5	1,778	—	N/A
December 31, 2024	239.2	1,778	—	N/A
December 31, 2023	239.2	1,830	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	239.2	1,788	—	N/A
CLO X
June 30, 2026 (Unaudited)	$272.0	$1,869	—	N/A
December 31, 2025	272.0	1,778	—	N/A
December 31, 2024	260.0	1,778	—	N/A
December 31, 2023	260.0	1,830	—	N/A
CLO XIV(16)
June 30, 2026 (Unaudited)	$—	$1,869	—	N/A
December 31, 2025	260.0	1,778	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	883.0	2,254	—	N/A
December 31, 2017	393.5	2,580	—	N/A
December 31, 2016	495.0	2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	150.0	2,060	—	N/A
December 31, 2019	150.0	2,926	—	N/A
December 31, 2018	150.0	2,254	—	N/A
December 31, 2017	138.5	2,580	—	N/A
2024 Notes(11)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	400.0	1,830	—	N/A
December 31, 2022	400.0	1,788	—	N/A
December 31, 2021	400.0	1,820	—	N/A
December 31, 2020	400.0	2,060	—	N/A
December 31, 2019	400.0	2,926	—	N/A
2025 Notes(12)
December 31, 2025	$—	$—	—	N/A
December 31, 2024	425.0	1,778	—	N/A
December 31, 2023	425.0	1,830	—	N/A
December 31, 2022	425.0	1,788	—	N/A
December 31, 2021	425.0	1,820	—	N/A
December 31, 2020	425.0	2,060	—	N/A
December 31, 2019	425.0	2,926	—	N/A
July 2025 Notes(14)
December 31, 2025	$—	$—	—	N/A
December 31, 2024	500.0	1,778	—	N/A
December 31, 2023	500.0	1,830	—	N/A
December 31, 2022	500.0	1,788	—	N/A
December 31, 2021	500.0	1,820	—	N/A
December 31, 2020	500.0	2,060	—	N/A
July 2025 Notes II(13)
December 31, 2025	$—	$—	—	N/A
2026 Notes(17)
June 30, 2026 (Unaudited)	$—	$1,869	—	N/A
December 31, 2025	500.0	1,778	—	N/A
December 31, 2024	500.0	1,778	—	N/A
December 31, 2023	500.0	1,830	—	N/A
December 31, 2022	500.0	1,788	—	N/A
December 31, 2021	500.0	1,820	—	N/A
December 31, 2020	500.0	2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
July 2026 Notes
June 30, 2026 (Unaudited)	$1,000.0	$1,869	—	N/A
December 31, 2025	1,000.0	1,778	—	N/A
December 31, 2024	1,000.0	1,778	—	N/A
December 31, 2023	1,000.0	1,830	—	N/A
December 31, 2022	1,000.0	1,788	—	N/A
December 31, 2021	1,000.0	1,820	—	N/A
December 31, 2020	1,000.0	2,060	—	N/A
2027 Notes
June 30, 2026 (Unaudited)	$500.0	$1,869	—	N/A
December 31, 2025	500.0	1,778	—	N/A
December 31, 2024	500.0	1,778	—	N/A
December 31, 2023	500.0	1,830	—	N/A
December 31, 2022	500.0	1,788	—	N/A
December 31, 2021	500.0	1,820	—	N/A
April 2027 Notes
June 30, 2026 (Unaudited)	$325.0	$1,869	—	N/A
December 31, 2025	325.0	1,778	—	N/A
July 2027 Notes
June 30, 2026 (Unaudited)	$250.0	$1,869	—	N/A
December 31, 2025	250.0	1,778	—	N/A
2028 Notes
June 30, 2026 (Unaudited)	$850.0	$1,869	—	N/A
December 31, 2025	850.0	1,778	—	N/A
December 31, 2024	850.0	1,778	—	N/A
December 31, 2023	850.0	1,830	—	N/A
December 31, 2022	850.0	1,788	—	N/A
December 31, 2021	850.0	1,820	—	N/A
June 2028 Notes
June 30, 2026 (Unaudited)	$100.0	$1,869	—	N/A
December 31, 2025	100.0	1,778	—	N/A
September 2028 Notes
June 30, 2026 (Unaudited)	$400.0	$1,869	—	N/A
2029 Notes
June 30, 2026 (Unaudited)	$1,000.0	$1,869	—	N/A
December 31, 2025	1,000.0	1,778	—	N/A
December 31, 2024	1,000.0	1,778	—	N/A
2030 Notes
June 30, 2026 (Unaudited)	$500.0	$1,869	—	N/A
December 31, 2025	500.0	1,778	—	N/A
2031 Notes
June 30, 2026 (Unaudited)	$400.0	$1,869	—	N/A
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
(15)Facility was terminated in 2025.
(16)CLO or Facility was terminated in 2026.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Revolving loan commitments	$793,191	$888,190
Delayed draw loan commitments	555,743	652,746
Debt commitments	$1,348,934	$1,540,936

Specialty finance equity commitments	$134,465	$129,076
Common equity commitments	3,158	4,946
Equity commitments	$137,623	$134,022

Total Unfunded Commitments	$1,486,557	$1,674,958
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
Refer to “Note 9 — Net Assets” for details on the Company’s stock repurchase program.
In the ordinary course of business, we may guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the License Agreement.
In addition, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
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
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must timely distribute (or be deemed to distribute) in each taxable year to our shareholders at least the sum of:
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
Recent Developments
Dividend
On August 4, 2026, our Board declared a third quarter dividend of $0.31 per share for stockholders of record as of September 30, 2026, payable on or before October 15, 2026 and a second quarter supplemental dividend of $0.02 per share for stockholders of record as of August 31, 2026, payable on or before September 15, 2026.
July 2026 Notes Repayment
The July 2026 Notes matured on July 15, 2026, and we repaid all $1.00 billion of the July 2026 Notes at 100.0% of their principal amount, plus the accrued interest.
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
As of June 30, 2026, 96.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 0.75%. The Revolving Credit Facility and our special purpose vehicle asset credit facilities bear interest at variable interest rates with a floor of 0%. Our unsecured notes bear interest at fixed rates, except for the 2027 Notes, September 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes which are hedged against interest rate swap instruments. All of our CLOs bear interest at variables rates with a floor of 0%, except for CLO V, which bears interest at fixed and variable rates with a floor of 0%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$357,213	$163,497	$193,716
Up 200 basis points	238,142	108,998	129,144
Up 100 basis points	119,071	54,499	64,572
Down 100 basis points	(119,051)	(54,499)	(64,552)
Down 200 basis points	(238,045)	(108,998)	(129,047)
Down 300 basis points	(344,712)	(163,497)	(181,215)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we and the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us or the Adviser. Given the inherent unpredictability of these types of legal and regulatory proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our or the Adviser’s financial condition or results of operations in any particular period.
On April 27, 2026, a derivative action was brought by Richard Delman on behalf of the Company in the United States District Court for the Southern District of New York, alleging that the Adviser received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. The action seeks recovery of the allegedly excessive fees, injunctive relief, costs and rescission of the Investment Advisory Agreement pursuant to Section 47(b) of the Investment Company Act. This action is in its preliminary stages. The Adviser believes the claims asserted in the complaint are without merit and intends to vigorously defend against them. The outcome of this matter is inherently uncertain, and the Adviser is unable to predict the ultimate outcome or estimate the amount or range of loss, if any, that may result from this matter.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the quarter ended June 30, 2026, other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities.
For the quarter ended June 30, 2026, pursuant to our dividend reinvestment plan, we purchased 1,373,306 shares of our common stock in the open market, at a weighted average price of $11.01 per share, for distribution to stockholders of record as of March 31, 2026 for the second quarter dividend, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for details on the Company’s stock repurchase programs.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
4.1
Tenth Supplemental Indenture, dated as of April 16, 2026, between Blue Owl Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 16, 2026).

4.2
Eleventh Supplemental Indenture, dated as of May 21, 2026, between Blue Owl Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 21, 2026).

10.1
Third Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 25, 2026, by and among Blue Owl Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 30, 2026).

21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended June 30, 2026.
99.2*	Supplemental Financial Information of Blue Owl Leasing LLC as of and for the period ended June 30, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: August 5, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: August 5, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer