Form 10-Q
period 2026-09-30
Blue Owl Capital Corp
filed 2026-11-04
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of October 30, 2026, the registrant had 490,029,642 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of and rapid technological advances in artificial intelligence and machine learning technology;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $12,900,974 and $14,060,097, respectively)	$12,588,183	$13,995,055
Non-controlled, affiliated investments (amortized cost of $171,708 and $176,078, respectively)	119,861	114,192
Controlled, affiliated investments (amortized cost of $2,161,089, and $2,181,604, respectively)	2,387,883	2,361,646
Total investments at fair value (amortized cost of $15,233,771 and $16,417,779, respectively)	15,095,927	16,470,893
Cash (restricted cash of $65,227 and $47,448, respectively)	371,361	558,703
Foreign cash (cost of $1,836 and $9,722, respectively)	1,814	9,839
Interest and dividend receivable	94,777	104,576
Receivable from a controlled affiliate	31,873	26,846
Prepaid expenses and other assets	40,552	15,508
Total Assets	$15,636,304	$17,186,365
Liabilities
Debt (net of unamortized debt issuance costs of $91,962 and $93,186, respectively)	$8,134,655	$9,300,076
Distribution payable	151,909	184,877
Management fee payable	55,963	63,145
Incentive fee payable	34,371	38,899
Payables to affiliates	4,937	12,572
Payable for investments purchased	51,315	—
Accrued expenses and other liabilities	188,252	189,517
Total Liabilities	$8,621,402	$9,789,086
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 490,029,636 and 499,448,499 shares issued and outstanding, respectively	$4,900	$4,994
Additional paid-in-capital	7,406,868	7,512,234
Accumulated undistributed (overdistributed) earnings	(396,866)	(119,949)
Total Net Assets	$7,014,902	$7,397,279
Total Liabilities and Net Assets	$15,636,304	$17,186,365
Net Asset Value Per Share	$14.32	$14.81

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$276,043	$349,053	$840,209	$1,090,278
Payment-in-kind (“PIK”) interest income	26,333	28,072	82,712	93,045
Dividend income	20,336	22,224	58,516	64,565
Other income	4,561	4,003	27,679	14,861
Total investment income from non-controlled, non-affiliated investments	327,273	403,352	1,009,116	1,262,749
Investment income from non-controlled, affiliated investments:
Interest income	—	432	702	1,266
PIK interest income	—	844	257	2,748
Dividend income	2,293	16	9,063	571
Other income	7	26	57	96
Total investment income from non-controlled, affiliated investments	2,300	1,318	10,079	4,681
Investment income from controlled, affiliated investments:
Interest income	11,178	10,442	29,813	29,241
PIK interest income	2,336	—	8,767	—
Dividend income	48,764	37,920	131,631	106,794
Other income	205	33	766	89
Total investment income from controlled, affiliated investments	62,483	48,395	170,977	136,124
Total Investment Income	392,056	453,065	1,190,172	1,403,554
Operating Expenses
Interest expense	$123,997	$151,019	$381,296	$451,122
Management fees, net(1)	55,962	62,096	174,001	188,840
Performance based incentive fees	34,371	38,822	102,939	123,500
Professional fees	4,251	4,052	12,762	11,122
Directors' fees	445	633	1,335	1,273
Other general and administrative	2,888	3,267	9,195	10,477
Total Operating Expenses	221,914	259,889	681,528	786,334
Net Investment Income (Loss) Before Taxes	170,142	193,176	508,644	617,220
Income tax expense (benefit), including excise tax expense (benefit)	3,216	3,092	6,375	9,124
Net Investment Income (Loss) After Taxes	$166,926	$190,084	$502,269	$608,096
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$43,004	$(65,542)	$(231,470)	$5,222
Non-controlled, affiliated investments	(4,051)	(25,856)	10,040	(41,267)
Controlled, affiliated investments	(16,050)	27,818	46,752	61,913
Translation of assets and liabilities in foreign currencies and other transactions	(8,931)	(505)	(8,151)	16,862
Income tax (provision) benefit	(1,149)	(1,490)	(649)	(3,252)
Total Net Change in Unrealized Gain (Loss)	12,823	(65,575)	(183,478)	39,478
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(10,243)	$(1,298)	$(9,047)	$(132,396)
Non-controlled, affiliated investments	—	—	(37,795)	—
Controlled, affiliated investments	—	—	(62,388)	—
Foreign currency transactions	10,552	4,970	11,854	(6,858)
Total Net Realized Gain (Loss)	309	3,672	(97,376)	(139,254)
Total Net Realized and Change in Unrealized Gain (Loss)	13,132	(61,903)	(280,854)	(99,776)
Net Increase (Decrease) in Net Assets Resulting from Operations	$180,058	$128,181	$221,415	$508,320
Earnings Per Share - Basic and Diluted	$0.37	$0.25	$0.45	$1.01
Weighted Average Shares Outstanding - Basic and Diluted	492,260,158	511,048,237	495,489,300	505,700,153
____________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$166,926	$190,084	$502,269	$608,096
Net change in unrealized gain (loss)	12,823	(65,575)	(183,478)	39,478
Net realized gain (loss)	309	3,672	(97,376)	(139,254)
Net Increase (Decrease) in Net Assets Resulting from Operations	180,058	128,181	221,415	508,320
Distributions
Distributions declared from earnings(1)	(161,751)	(199,307)	(498,332)	(608,141)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(161,751)	(199,307)	(498,332)	(608,141)
Capital Share Transactions
Repurchase of common shares	(35,164)	—	(105,460)	—
Issuance of common shares	—	—	—	3,070
Issuance of common shares in connection with the Mergers(2)	—	—	—	1,755,181
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(35,164)	—	(105,460)	1,758,251
Total Increase (Decrease) in Net Assets	(16,857)	(71,126)	(382,377)	1,658,430
Net Assets, at beginning of period	$7,031,759	$7,682,397	$7,397,279	$5,952,841
Net Assets, at End of Period	$7,014,902	$7,611,271	$7,014,902	$7,611,271
_______________
(1)For the three and nine months ended September 30, 2026, distributions declared were derived from net investment income. For the three and nine months ended September 30, 2025, distributions declared from earnings were derived from net investment income.
(2)Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” (“OBDE”) for additional information on the OBDE Mergers.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$221,415	$508,320
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,773,012)	(2,638,605)
Proceeds from investments and investment repayments	2,874,979	2,867,271
Collections of PIK interest and dividends	147,568	129,018
Net amortization/accretion of premium/discount on investments	(50,504)	(83,684)
PIK interest and dividends	(121,208)	(126,753)
Net change in unrealized (gain) loss on investments	174,678	(25,868)
Net change in interest rate swap attributed to unsecured notes	(67,530)	38,067
Net change in unrealized (gain) loss on foreign currency forward contracts	(8,326)	1,293
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	16,477	(18,155)
Net realized (gain) loss on investments	109,230	132,396
Net realized (gain) loss on foreign currency transactions relating to investments	(3,045)	(5,994)
Amortization of debt issuance costs	37,827	31,741
Cash acquired in the OBDE Mergers	—	125,621
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	9,799	45,197
(Increase) decrease in receivable from a controlled affiliate	(5,027)	(8,195)
(Increase) decrease in prepaid expenses and other assets	(23,138)	30,092
Increase (decrease) in management fee payable	(7,182)	10,101
Increase (decrease) in incentive fee payable	(4,528)	(1,597)
Increase (decrease) in payables to affiliate	(7,635)	4,903
Increase (decrease) in payable for investments purchased	51,315	9,997
Increase (decrease) in accrued expenses and other liabilities	5,097	(106,624)
Net cash provided by (used in) operating activities	1,577,250	918,542
Cash Flows from Financing Activities
Borrowings on debt	5,282,800	4,533,775
Payments on debt	(6,381,915)	(5,065,359)
Debt issuance costs	(36,603)	(19,533)
Repurchases of common stock	(105,460)	—
Shares issued under the "at the market" offering	—	3,070
Cash distributions paid to shareholders	(531,300)	(563,434)
Net cash provided by (used in) financing activities	(1,772,478)	(1,111,481)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $17,779 and $(4,680), respectively)	(195,228)	(192,939)
Effect of exchange rate changes on foreign cash	(139)	82
Cash and restricted cash, including foreign cash, beginning of period	568,542	514,156
Cash and restricted cash, including foreign cash, end of period	$373,175	$321,299
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Supplemental and Non-Cash Information
Interest paid during the period	$384,409	$461,481
Distributions declared during the period	498,332	608,141
Distributions Payable	151,909	189,088
Issuance of shares in connection with the OBDE Mergers(1)	—	1,755,181
Receivable for investments sold	750	1,000
Taxes, including excise tax, paid during the period	6,878	8,841
_______________
(1)On January 13, 2025, in connection with the OBDE Mergers, the Company acquired net assets of $1.85 billion for the total stock consideration of $1.76 billion, inclusive of $7.0 million of transaction costs. Refer to “Note 13 — Merger with Blue Owl Capital Corporation III” (“OBDE”) for additional information on the OBDE Mergers.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	$42,404	—	$42,118	$42,404
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	143,264	—	142,096	142,905
								184,214	185,309	2.6%
Aerospace and defense
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		3/2032	19,517	—	19,416	19,517
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	60,393	—	58,155	45,096
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	110,596	—	109,656	108,937
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	10,448	—	10,366	10,261
								197,593	183,811	2.6%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	6.00%		9/2027	£3,967	—	5,044	5,270
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€38,329	—	41,015	43,536
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£57,250	—	72,554	76,054
								118,613	124,860	1.8%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(9)	First lien senior secured loan	S+	5.75%		9/2032	138,590	—	137,401	136,511
Spotless Brands, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		7/2028	93,318	—	92,421	93,318
Spotless Brands, LLC(3)(4)(10)(22)	First lien senior secured delayed draw term loan	S+	5.00%		7/2028	12,731	—	12,622	12,699
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		7/2028	1,566	—	1,556	1,566
								244,000	244,094	3.5%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	219,088	—	217,877	219,088
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	318,810	—	317,477	318,810
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	93,268	—	92,798	92,801
								628,152	630,699	9.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Business services
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,136	—	72,487	72,849
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	5.00%		11/2030	1,610	—	1,586	1,506
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	2.50%	3.50%	8/2028	12,173	—	12,032	10,570
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	127,633	—	126,706	126,037
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		6/2030	6,803	—	6,748	6,583
Gainsight, Inc.(3)(4)(10)	First lien senior secured loan	S+	5.50%		7/2027	30,123	—	30,027	29,973
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	119,005	—	118,717	119,005
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	6,316	—	6,450	9,582
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	42,762	—	40,323	38,486
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	31	—	30	28
NextGen Security, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		9/2033	13,219	—	13,055	13,054
								428,161	427,673	6.1%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	First lien senior secured loan	S+	1.00%	8.00%	11/2030	17,325	—	16,506	16,502
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2030	28,740	—	27,476	27,591
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	79,048	—	78,289	77,863
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	184,979	—	184,430	184,979
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	249,594	—	245,620	248,970
								552,321	555,905	7.9%
Consumer products
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	12,312	—	11,591	10,680
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	127,896	—	125,697	107,753
Feradyne Outdoors, LLC(3)(4)(9)(28)	First lien senior secured loan	S+		6.75%	5/2028	87,437	—	78,196	29,729

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Lignetics Investment Corp.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2028	116,956		—	116,190	116,956
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(10)(22)	First lien senior secured loan	S+	5.25%		3/2029	1,557		—	1,527	1,324
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	92,889		—	92,695	92,424
									425,896	358,866	5.1%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2032	102,582		—	102,214	102,068
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	1,207		—	1,181	1,171
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)	First lien senior secured loan	S+	5.25%		9/2030	74,071		—	73,296	73,329
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		10/2028	37,369		—	36,700	36,888
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2028	14,039		—	13,947	14,039
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	25,720		—	25,491	25,720
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	150,056		—	148,798	150,056
									401,627	403,271	5.7%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	64,629		—	64,334	64,467
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	118,260		—	117,568	117,078
Forge Industries, Inc. (dba Bearing Distributors, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		7/2032	46,574		—	46,215	46,207
Offen, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		7/2030	14,642		—	14,525	14,642
									242,642	242,394	3.5%
Education
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	1,629		—	1,605	1,557
									1,605	1,557	—%
Financial services
1596213 B.C. Ltd. (dba Harbourfront)(3)(4)(21)(31)	First lien senior secured loan	C+	5.25%		9/2033	C$	19,925	—	14,075	13,893
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	80,965		—	79,935	80,965

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Baker Tilly Advisory Group, LP(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.25%		6/2030	9,729	—	9,633	9,729
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		6/2030	42,047	—	41,556	42,047
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	7,500	—	7,451	7,463
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	117,299	—	116,798	116,713
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.06%		9/2032	3,768	—	3,722	3,714
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	—	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		7/2031	8,001	—	7,857	8,001
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2030	219,022	—	216,759	219,022
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		9/2028	46,281	—	46,160	46,281
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		2/2029	2,031	—	2,015	1,933
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		2/2029	98	—	97	89
Wipfli Advisory LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.25%		10/2032	26,341	—	26,272	26,190
								573,330	577,040	8.2%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	28,000	—	27,835	16,870
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030	37,108	—	36,502	36,830
Eagle Family Foods Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2030	1,650	—	1,636	1,646
Envero Midco 2 LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2033	60,698	—	60,397	60,394
Envero Midco 2 LLC (dba Sun World)(3)(4)(14)	First lien senior secured EUR term loan	E+	4.75%		9/2033	€17,347	—	20,017	19,606
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(10)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	2,486	—	2,486	2,376
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030	97,779	—	96,816	97,779
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	16,381	—	16,277	16,381
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	27,682	—	27,487	27,682

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
KBP Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.26%		5/2027	273	—	269	269
KBP Brands, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.25%		5/2027	775	—	767	764
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028	844	—	839	776
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.25%		10/2030	329,663	—	326,731	328,015
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2027	55,765	—	55,744	53,255
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	61,107	—	60,217	61,107
								734,020	723,750	10.3%
Healthcare equipment and services
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	36,216	—	36,029	36,008
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		9/2030	10,616	—	10,558	10,616
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€4,627	—	4,803	5,256
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		10/2029	538	—	538	538
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032	916	—	907	913
Caris Life Sciences, Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.00%		4/2031	19,714	—	19,624	19,714
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2029	4,580	—	4,510	4,580
Lotus US Bidco Inc. (dba INGENYX)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		8/2033	44,285	—	44,038	44,033
Nelipak Holding Company(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2031	29,490	—	29,051	29,269
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.50%		3/2031	1,145	—	1,059	1,093
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€43,994	—	46,276	49,596
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2032	159,874	—	158,236	158,675
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032	£14,338	—	18,867	18,904
Packaging Coordinators Midco, Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		10/2032	844	—	668	718

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		1/2028	142,865		—	142,214	142,865
PerkinElmer U.S. LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		3/2029	26,604		—	26,563	26,313
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	40,063		—	39,722	39,662
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	40,899		—	40,600	40,797
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		11/2030	442		—	422	428
									624,685	629,978	9.0%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		10/2030	5,193		—	5,193	5,180
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		6/2029	4,507		—	4,448	4,507
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	3,104		—	3,055	3,074
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	41,678		—	41,495	41,678
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2032	55,680		—	55,420	55,680
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	30,000		—	29,032	30,000
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)(3)(4)(21)(22)(31)	First lien senior secured loan	C+	5.00%		1/2033	C$	126,087	—	91,164	89,393
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	5.71%		7/2029	2,163		—	2,122	1,953
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	118,132		—	117,021	118,132
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(9)	First lien senior secured loan	S+	4.00%		9/2030	555		—	553	555
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	4.00%		9/2030	175		—	175	175
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	77,778		—	77,141	77,778
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(28)(36)	First lien senior secured loan	S+		10.00%	9/2026	175,819		—	142,633	61,016
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(28)(36)	First lien senior secured delayed draw term loan	S+		12.00%	9/2026	24,967		—	14,248	7,241

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(22)(28)(36)	First lien senior secured revolving loan	S+		9.00%	9/2026	12,956	—	10,147	3,679
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	6,409	—	6,329	6,409
Nova Women's Health, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	14,645	—	14,535	14,608
OB Hospitalist Group, Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		1/2031	119,527	—	118,528	119,527
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	48,719	—	47,956	47,745
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	130,003	—	128,137	111,802
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	7,319	—	7,173	4,758
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	6.00%		12/2029	11,286	—	10,826	11,421
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	4.00%		12/2029	6,596	—	4,698	6,332
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	1,549	—	1,347	674
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	5/2028	54	—	49	53
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	170	—	149	74
PPV Intermediate Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		8/2029	29,101	—	28,728	28,341
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	1,746	—	1,725	1,711
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2027	47,083	—	47,045	38,138
Premise Health Holding Corp.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2032	88,276	—	87,867	87,381
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	68,822	—	68,048	67,101
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	537	—	534	535
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	33	—	33	33
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	78,100	—	77,753	78,100
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	138	—	138	138
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	56,880	—	56,441	56,880
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	41,812	—	41,309	41,812

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	2,061	—	1,362	1,434
									1,344,557	1,225,048	17.5%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028		177,222	—	175,631	176,778
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		52,518	—	52,037	52,382
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031		87,269	—	86,312	87,269
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031		12,662	—	12,609	12,631
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028		24,437	—	23,973	18,633
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027		1,872	—	1,859	1,387
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	6.00%		12/2030		22,591	—	22,252	22,252
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030		1,753	—	1,729	1,722
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028		156,566	—	156,395	149,129
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033		69,502	—	69,502	58,381
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028		71,210	—	71,051	71,032
Klick Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2032		74,512	—	74,176	74,140
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032		781	—	775	781
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	4.75%		4/2031		55,712	—	55,713	55,155
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031		£25,885	—	34,933	34,043
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(8)	First lien senior secured loan	S+	5.75%		8/2031		40,704	—	40,182	40,704
									879,129	856,419	12.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	3.25%	3.75%	11/2028	198,990	—	198,443	185,559
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2028	11,799	—	11,744	10,676
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	9,896	—	9,711	7,026
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	954	—	938	746
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	4.00%	2.00%	4/2029	28,122	—	27,719	25,099
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	40,313	—	39,950	40,010
								288,505	269,116	3.8%
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	160,417	—	154,971	90,635
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	111,384	—	110,636	111,384
								265,607	202,019	2.9%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	51,039	—	50,524	51,039
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		1/2030	807	—	797	807
CoreWeave Financing DDTL V-V, LLC(3)(8)(22)(31)	First lien senior secured delayed draw term loan	S+	5.50%		9/2031	8,969	—	8,531	9,025
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	920	—	911	890
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	90	—	89	86
IE Mackenzie Compute Ltd.(3)(4)(6)(31)	First lien senior secured delayed draw term loan	N/A	9.00%		3/2029	61,884	—	60,555	60,522
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2032	37,967	—	37,605	37,682
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.50%		12/2032	276	—	259	244
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2029	1,651	—	1,636	1,635

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
VCI Asset Holdings LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	76,886	—	76,225	81,884
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.25%		7/2031	45,722	—	45,239	45,722
Vessco Midco Holdings, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	4.25%		7/2031	32,167	—	31,954	32,167
								314,325	321,703	4.6%
Insurance
Acrisure, LLC(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	12,664	—	10,508	10,163
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	32,083	—	31,231	30,899
AmeriLife Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2029	13,240	—	13,043	13,206
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	250	—	247	248
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2029	52,097	—	51,974	52,097
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2030	24,978	—	24,775	24,978
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	413	—	409	407
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	102,867	—	102,164	102,867
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.50%	7/2030	75,023	—	74,499	75,023
Norvax, LLC (dba GoHealth)(3)(4)(8)(28)	First lien senior secured loan	S+		5.50%	7/2031	4,179	—	679	—
Norvax, LLC (dba GoHealth)(3)(4)(8)(28)	First lien senior secured loan	S+	5.50%		7/2031	2,483	—	439	410
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	51,151	—	50,582	50,640
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	44,490	—	44,047	43,894
Trucordia Insurance Holdings, LLC(3)(4)(9)	Second lien senior secured loan	S+	5.75%		6/2033	150,000	—	148,674	139,500
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2029	50,907	—	50,596	50,907
								603,867	595,239	8.5%
Internet software and services
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	7,887	—	7,724	7,766
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	1,274	—	1,269	1,274
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	63,275	—	63,275	62,958

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	19,739	—	19,433	19,429
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.00%		6/2029	£1,846	—	2,246	2,403
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	12,011	—	11,922	12,011
Auctane, Inc. (f/k/a Stamps.com Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.75%		6/2033	24,625	—	24,268	24,440
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	15,738	—	15,539	15,542
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	12,569	—	11,999	8,773
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	90,933	—	90,766	89,796
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	4,993	—	4,985	4,901
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	4,953	—	4,953	4,953
By Light Professional IT Services LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		7/2031	45,194	—	44,591	43,899
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.50%		2/2028	22,171	—	21,950	21,839
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	80,379	—	80,071	79,777
Clearwater Analytics Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2033	38,402	—	38,215	38,210
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	1,675	—	1,663	1,663
Coupa Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		2/2029	72	—	72	71
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	23,049	—	22,855	22,645
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	146,812	—	144,784	143,876
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	79,105	—	77,999	74,034
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2029	15,000	—	14,890	14,963
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	43,387	—	43,026	42,844

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.75%		8/2032	€5,300	—	6,194	5,960
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	17,563	—	17,526	17,388
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	18,025	—	17,830	18,025
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	2,676	—	2,639	2,643
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2028	9,661	—	9,528	8,526
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2028	16,326	—	16,209	16,244
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2030	65,627	—	65,627	64,315
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	4,197	—	4,197	4,187
Jawbreaker Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2033	61,312	—	60,986	61,159
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	894	—	890	894
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	150,050	—	149,657	148,147
Matterhorn Finco, Inc. (dba Nexthink)(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	34,379	—	34,218	34,379
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	11,790	—	11,602	11,642
NSCALE SERVICES UK LTD(3)(4)(9)(22)(31)	First lien senior secured delayed draw term loan	S+	5.00%		2/2031	3,990	—	3,461	3,793
Onward Acquireco, Inc. (dba OneStream)(3)(4)(8)	First lien senior secured loan	S+	2.38%	2.68%	4/2033	60,534	—	60,323	60,534
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	21,900	—	21,520	20,640
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured revolving loan	S+	5.50%		2/2031	1,824	—	1,811	1,719
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	69,085	—	68,691	69,085
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	7.00%		4/2029	1,947	—	1,850	1,423
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	4,574	—	4,558	4,483
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.00%		3/2029	€26,382	—	27,833	29,367
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	27,576	—	27,481	27,025
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)(35)	First lien senior secured loan	S+	3.75%		10/2031	12,755	—	12,755	12,692
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	9,061	—	8,983	8,993

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	96,454	—	95,900	95,971
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	116,359	—	115,144	114,906
								1,595,908	1,582,207	22.6%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	174,694	—	172,520	174,694
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.25%		7/2031	43,934	—	43,475	43,934
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2032	34,650	—	34,502	34,563
Kid Distro Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2033	47,630	—	46,923	46,915
Troon Golf, L.L.C.(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	122,149	—	121,848	122,149
								419,268	422,255	6.0%
Manufacturing
Loparex Midco B.V.(3)(4)(9)(28)(36)	First lien senior secured loan	S+	8.00%		2/2027	782	—	782	821
Loparex Midco B.V.(3)(4)(9)(28)(36)	First lien senior secured loan	S+	6.50%		7/2027	4,122	—	3,934	134
Loparex Midco B.V.(3)(4)(9)(28)(36)	Second lien senior secured loan	S+	8.75%		7/2027	112,000	—	110,162	3,640
Loparex Midco B.V.(3)(4)(9)(28)(36)	Second lien senior secured loan	S+	8.50%		7/2027	21,000	—	20,459	683
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	109,740	—	109,459	107,098
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	2,488	—	2,471	2,438
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	269,232	—	267,592	263,175
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	20,252	—	20,139	20,059
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	21,103	—	21,059	20,604
								556,057	418,652	6.0%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	1,203	—	1,196	1,203
Senderra RX Acquisition, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		3/2033	25,321	—	25,085	25,258
								26,281	26,461	0.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2031	25,426	—	25,144	24,409
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		6/2030	1,360	—	1,341	1,236
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	149,294	—	148,435	148,174
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	49,082	—	48,318	46,382
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	35,485	—	35,064	35,485
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	89,278	—	88,962	89,278
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€15,300	—	16,358	17,379
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	3,231	—	3,209	3,231
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	2,429	—	2,391	2,411
								369,222	367,985	5.2%
Specialty retail
Galls, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		3/2030	145,107	—	143,620	145,107
The Shade Store, LLC(3)(4)(9)(35)	First lien senior secured loan	S+		6.00%	10/2029	24,051	—	19,907	16,114
								163,527	161,221	2.3%
Telecommunications
EOS Finco S.A.R.L (dba Netceed)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		1/2032	7,518	—	6,289	6,203
EOS Finco S.A.R.L (dba Netceed)(3)(4)(13)(22)(31)	First lien senior secured delayed draw term loan	E+	6.25%		1/2032	€819	—	912	883
Reinstated NewCo S.À R.L. (dba Netceed)(3)(4)(9)(31)	First lien senior secured loan	S+		9.00%	1/2033	4,737	—	3,653	3,375
								10,854	10,461	0.1%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)(22)	First lien senior secured loan	S+	4.80%		5/2030	5,001	—	4,997	4,975
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	61,543	—	61,543	61,543
								66,540	66,518	0.9%
Total non-controlled/non-affiliated debt investments								$12,260,506	$11,814,511	168.4%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(3,554)	$(4,933)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$12,256,952	$11,809,578	168.3%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(3)(29)(30)	Class A Common Stock	N/A			N/A	—	92,344	1,234	13,931
								1,234	13,931	0.2%
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	382	2,157
								382	2,157	—%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	73,986	—	77,227	106,281
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	LP Interest	N/A			N/A	13,429	—	13,429	21,918
								90,656	128,199	1.8%
Business services
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	—	2,640,000	2,728	4,004
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	12,600	18,672	9,939
Queensguard Coinvestor Aggregator LP(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	793,142	793	793
								22,193	14,736	0.2%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	59,712	6,057	2,430
								6,057	2,430	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	—	43,500	51,449	48,096
								51,449	48,096	0.7%
Distribution
Kelso XI Bison-BDI Co-Investment, L.P.(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	507	—	507	507
								507	507	—%
Financial services
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	179,529	975	—
Capital Integration Systems LLC (dba CAIS)(3)(4)(29)(30)	Class D Common Units	N/A			N/A	—	6,372	5,000	5,000

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Snowbird Manager LP(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	—	786,491	4,116	4,413
								10,091	9,413	0.1%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	—	15,004	129	234
								129	234	—%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	851,604	8,516	8,503
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	—	280,899	268	377
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	—	9,739	14,890	14,913
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	—	134,107	266	1,623
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	—	238,095	260	228
								24,200	25,644	0.4%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	3,068	—	3,086	3,214
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	—	9,687	9,376	13,791
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	542	5,522	8,180
Nova Women’s Health Partners Holdings, LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,188,811	1,545	1,622
Plasma Lender Blocker, LLC (dba PathGroup)(3)(4)(29)(30)	Common Units	N/A			N/A	—	2,017	—	—
Polar Investors LP (dba Dentalcorp)(3)(4)(22)(29)(30)(31)	Common equity	N/A			N/A	3,409	—	3,409	3,565
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	17,918	22,239	16,465
								45,177	46,837	0.7%
Healthcare technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	63	—	8	121
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	9,000	14,634	14,175
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	170	192	197

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	—	62,500	36	119
								14,870	14,612	0.2%
Household products
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,955	1,955	2,052
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	1,954,656	—	151
								1,955	2,203	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	51,250	79,844	36,526
								79,844	36,526	0.5%
Infrastructure and environmental services
Valor CI Blocker Feeder LP(3)(4)(22)(30)(31)	LP Interest	N/A			N/A	3,635	—	3,622	3,766
VCI Intermediate TopCo 1 LLC(3)(4)(30)(31)	Class B Units	N/A			N/A	4,280	—	4,281	4,696
								7,903	8,462	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	5,641	254	255
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	51,757	5,279	9,669
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	—	119,317	186	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	124,940	1,014	1,412
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	17,500	18,225	22,914
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	—	1,624,016	5,437	4,437
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	—	20,983	27,764	32,275
								58,159	70,962	1.0%
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	16,929	153	275
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	148,430	790	203
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	9,233,282	10,049	14,838

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Databricks, Inc.(3)(4)(29)(30)	Class C Common Stock	N/A			N/A	—	12,351	3,125	3,125
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,007	—	7,545	14,609
GT Silver Co-Invest SCSp(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	1,181	—	1,181	1,182
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,709	—	1,817	2,276
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	299,760	5,502	9,962
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	579,420	3,669	19,253
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	12,000	—	12,582	14,964
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	4,027	—	4,182	6,008
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	5,968,267	6,324	7,126
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	982	—	982	982
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	50,077	84,790	83,578
WP Silver Co-Invest, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,182	—	1,182	1,182
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	1,064,900	10,830	10,419
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	3,076	4,935	4,962
								159,638	194,944	2.8%
Leisure and entertainment
Dream Co-Investment LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	3,706	—	3,706	3,706
								3,706	3,706	0.1%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	48,099	5,395	7,656
Windows Entities(4)(30)(32)	LLC Units	N/A			N/A	—	31,844	60,319	147,243
								65,714	154,899	2.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Telecommunications
Equity NewCo S.A. (dba Netceed)(3)(4)(29)(30)(31)	Common equity	N/A			N/A	—	24,178,147	158	107
								158	107	—%
Total non-controlled/non-affiliated portfolio company equity investments								$644,022	$778,605	11.1%
Total non-controlled/non-affiliated portfolio company investments								$12,900,974	$12,588,183	179.4%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(8)(28)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	23,313	—	22,655	19,058
Pluralsight, LLC(3)(4)(8)(28)(35)	First lien senior secured loan	S+		7.50%	8/2029	29,249	—	25,749	—
								48,404	19,058	0.3%
Total non-controlled/affiliated debt investments								48,404	19,058	0.3%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$(12)	$(2,433)	—%
Total non-controlled/affiliated portfolio company debt investments								$48,392	$16,625	0.2%

Equity Investments
Asset based lending and fund finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	97,868	—	97,868	97,868
								97,868	97,868	1.4%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	—	7,619,079	20,149	—
								20,149	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	5,261	—	5,299	5,368
								5,299	5,368	0.1%
Total non-controlled/affiliated equity portfolio company investments								$123,316	$103,236	1.5%
Total non-controlled/affiliated portfolio company investments								$171,708	$119,861	1.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)	First lien senior secured loan	S+	8.00%		11/2027	72,529	—	72,390	72,529
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		11/2027	49,608	—	49,464	49,608
								121,854	122,137	1.7%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	70,122	—	70,009	70,122
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	108,842	—	108,697	108,842
								178,706	178,964	2.6%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(4)(9)(22)(28)	First lien senior secured loan	S+		6.00%	6/2028	23,183	—	17,045	2,833
								17,045	2,833	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(9)	First lien senior secured loan	S+	7.50%		4/2028	87,138	—	86,516	87,138
								86,516	87,138	1.2%
Specialty retail
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		9.00%	12/2031	22,815	—	22,628	21,788
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		7.25%	12/2030	46,897	—	46,732	46,194
								69,360	67,982	1.0%
Total controlled/affiliated debt company investments								$473,481	$459,054	6.5%
Total controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(129)	—%
Total controlled/affiliated debt portfolio company investments								$473,481	$458,925	6.5%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	86,745	48,007	87,145
								48,007	87,145	1.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	31,923	—	32,417	35,544
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	40,436	—	41,453	61,394
Blue Owl Cross-Strategy Opportunities 2026-1 LLC(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	18,030	—	18,030	18,030
Wingspire Capital Holdings LLC(3)(4)(26)(30)	Specialty finance equity investment	N/A			N/A	—	89,576,091	504,552	606,180
								596,452	721,148	10.3%
Buildings and real estate
OWL-HP FINANCE LLC(3)(4)(22)(26)(30)(31)	Specialty finance equity investment	N/A			N/A	30,224	—	30,225	29,022
								30,225	29,022	0.4%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(4)(29)(30)	Class A Common Units	N/A			N/A	—	248,271	4,300	—
								4,300	—	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(4)(29)(30)	Common Units	N/A			N/A	—	576,276	24,058	96,501
								24,058	96,501	1.4%
Insurance
Fifth Season Investments LLC(3)(4)(30)	Specialty finance equity investment	N/A			N/A	—	27	266,591	302,327
								266,591	302,327	4.3%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	446,464	—	446,464	412,706
Blue Owl Leasing LLC(3)(5)(26)(29)(30)(31)	LLC interest	N/A			N/A	860	—	860	852
								447,324	413,558	5.9%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(30)(31)	Specialty finance equity investment	N/A			N/A	229,009	—	228,680	249,650
								228,680	249,650	3.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Specialty retail
Notorious Holding TopCo, LP (dba Beauty Industry Group)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	28,210	41,971	29,607
								41,971	29,607	0.4%
Total controlled/affiliated equity company investments								$1,687,608	$1,928,958	27.5%
Total controlled/affiliated portfolio company investments								$2,161,089	$2,387,883	34.0%
Total Investments								$15,233,771	$15,095,927	215.2%

Interest Rate Swaps as of September 30, 2026
	Company Receives	Company Pays	Counterparty(a)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation (Depreciation)(b)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S - 0.907%	Deutsche Bank AG	1/15/2027	$500,000	$(914)	$—	$(914)	2027 Notes	Notes 5 and 7
Interest rate swap	6.45%	S + 2.664%	Royal Bank of Canada	9/15/2028	400,000	(8,685)	—	(8,685)	September 2028 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 2.255%	Goldman Sachs Bank USA	2/15/2029	600,000	(16,909)	—	(16,909)	2029 Notes	Notes 5 and 7
Interest rate swap	5.95%	S + 1.922%	Goldman Sachs Bank USA	2/15/2029	400,000	(7,127)	—	(7,127)	2029 Notes	Notes 5 and 7
Interest rate swap	6.20%	S + 2.392%	Deutsche Bank AG	7/15/2030	500,000	(18,687)	—	(18,687)	2030 Notes	Notes 5 and 7
Interest rate swap	6.30%	S + 2.209%	SMBC Capital Markets, Inc.	8/15/2031	400,000	(13,731)	—	(13,731)	2031 Notes	Notes 5 and 7
Total					$2,800,000	$(66,053)		$(66,053)
_______________
(a)    The Company maintains International Swaps and Derivatives Association (“ISDA”) contracts with its derivatives counterparties.
(b)    Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13C. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps.

	Forward Contracts as of September 30, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty(a)	Maturity Date	Unrealized Appreciation / (Depreciation)(b)
Foreign currency forward contract	$1,452	A$	2,080	Goldman Sachs Bank USA	10/20/2026	$7
Foreign currency forward contract	$83,423	C$	114,516	Royal Bank of Canada	10/13/2026	2,902
Foreign currency forward contract	$19,404	C$	26,749	Royal Bank of Canada	6/15/2027	362
Foreign currency forward contract	£85,144		$113,761	Royal Bank of Canada	10/20/2026	(804)
Foreign currency forward contract	$113,778		£85,144	Royal Bank of Canada	3/22/2027	749
Foreign currency forward contract	$114,231		£85,144	Royal Bank of Canada	10/20/2026	1,273
Foreign currency forward contract	$20,385		€17,348	Royal Bank of Canada	3/22/2027	574
Foreign currency forward contract	$31,882		€27,630	SMBC Capital Markets, Inc.	3/22/2027	342
Foreign currency forward contract	$19,774		£14,775	SMBC Capital Markets, Inc.	10/20/2026	173
Foreign currency forward contract	£14,775		$19,739	SMBC Capital Markets, Inc.	10/20/2026	(138)
Foreign currency forward contract	$19,850		£14,856	SMBC Capital Markets, Inc.	3/22/2027	129
Foreign currency forward contract	$224,061		€194,570	US Bank National Association	3/22/2027	1,964
Total						$7,533
_______________
(a)    The Company maintains ISDA contracts with its derivatives counterparties.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.
(11)Reserved.
(12)Reserved.
(13)The interest rate on this loan is subject to 1 month EURIBOR, which as of September 30, 2026 was 2.50%.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2026 was 2.62%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2026 was 3.07%.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of September 30, 2026 was 4.77%.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of September 30, 2026 was 3.73%.
(20)Reserved.
(21)The interest rate on these loans is subject to 3 month CORRA, which as of September 30, 2026 was 2.54%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
1596213 B.C. Ltd. (dba Harbourfront)	First lien senior secured delayed draw term loan	9/2028	$—	$5,156	$(26)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	20,679	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	8/2031	340	226	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	143	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured delayed draw term loan	11/2027	—	20,833	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,940	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	13,810	10,122	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	7/2027	1,076	4,604	—
Caris Life Sciences, Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,786	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	2,798	6,157	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	1,078	7,562	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	9,617	6,554	—
Clearwater Analytics Holdings, Inc.	First lien senior secured delayed draw term loan	12/2028	—	7,111	(18)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	545	729	(39)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	15,339	—
CoreWeave Financing DDTL V-V, LLC	First lien senior secured delayed draw term loan	12/2026	8,969	6,031	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	588	2,434	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	732	(2)
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured delayed draw term loan	1/2028	8,985	5,642	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	28,387	(213)
Envero Midco 2 LLC (dba Sun World)	First lien senior secured delayed draw term loan	9/2028	—	27,907	(70)
EOS Finco S.A.R.L (dba Netceed)	First lien senior secured delayed draw term loan	7/2027	930	792	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	7,000	—
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	First lien senior secured delayed draw term loan	7/2028	—	7,519	(28)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(102)
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	2,523	3,887	—
IE Mackenzie Compute Ltd.	First lien senior secured delayed draw term loan	12/2026	—	98,116	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	3/2028	—	2,179	—
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	1/2029	—	8,017	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	460	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	2/2028	—	2,617	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	12/2027	601	249	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	30,689	2,726	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	14,154	(177)
Lotus US Bidco Inc. (dba INGENYX)	First lien senior secured delayed draw term loan	2/2029	—	14,886	(37)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	—	16,524	(166)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	19,733	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	3,566	—
NextGen Security, LLC	First lien senior secured delayed draw term loan	9/2028	—	13,219	(83)
Nova Women's Health, Inc.	First lien senior secured delayed draw term loan	7/2027	3,083	16,227	—
NSCALE SERVICES UK LTD	First lien senior secured delayed draw term loan	8/2027	3,990	35,335	—
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured delayed draw term loan	4/2028	—	25,601	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	—	21,550	—
Peachtree Buyer, Inc. (dba Pond & Company)	First lien senior secured delayed draw term loan	9/2028	—	25,000	(63)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	883	4,024	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	5/2028	54	50	—
Premise Health Holding Corp.	First lien senior secured delayed draw term loan	11/2027	3,966	2,664	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	12,566	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	11/2026	—	1,768	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	3,358	(8)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	90	225	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	74	15	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	10,784	46	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	42	331	(8)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	6/2028	—	13,173	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	20,252	5,497	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	2,492	(31)
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	12,731	16,717	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	31,189	(312)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	187	202	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	4,838	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	3,750	(28)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	6,889	1,218	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2027	—	8,916	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	331	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	3/2028	—	192	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	2,383	11,755	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	1,532	7,771	—
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	12,814	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	22,823	(57)
1596213 B.C. Ltd. (dba Harbourfront)	First lien senior secured revolving loan	9/2033	—	1,862	(19)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	27,625	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	943	(14)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	250	750	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	11,589	(58)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	655	874	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	1,207	5,891	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured multi-currency revolving loan	11/2032	1,667	5,278	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,100	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2030	—	8,095	(81)
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	19,328	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,758	(22)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	9,729	5,405	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	538	1,000	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	4,993	2,393	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	17,444	1,780	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	87	349	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,440	(33)
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2029	—	5,263	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	4,007	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	1,271	1,907	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	26	76	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	2/2028	—	1,674	(25)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	807	2,075	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	4,795	(36)
Clearwater Analytics Holdings, Inc.	First lien senior secured revolving loan	6/2033	—	4,622	(23)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	211	70	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	10,226	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	72	36	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	14,729	(295)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,573	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	11,816	(177)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	3,768	6,998	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	2,321	5,415	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured revolving loan	1/2033	1,254	9,194	—
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	1,161	—	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	6,803	10,791	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	216	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	2,409	(6)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,488	(56)
Envero Midco 2 LLC (dba Sun World)	First lien senior secured revolving loan	9/2033	—	11,163	(56)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	1,360	1,731	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	7,000	(18)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	23	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	2,486	5,711	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(13)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	First lien senior secured revolving loan	7/2032	962	4,051	(12)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	2,542	1,068	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	4,152	(21)
Galls, LLC	First lien senior secured revolving loan	3/2030	—	15,224	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	12,050	4,234	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	7,595	(57)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	90	21	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	1,872	170	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	2,467	—
GS Acquisitionco, Inc. (dba insightsoftware)*	First lien senior secured revolving loan	5/2028	247	—	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2028	—	2,199	(11)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	10,202	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2028	11,799	4,832	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	2,291	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	1,686	1,519	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	3,198	(64)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	511	(1)
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	11,989	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	193	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,753	334	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,599	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	5,642	(14)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	4,007	—
Jawbreaker Parent, Inc.	First lien senior secured revolving loan	1/2033	—	8,017	(20)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
Kid Distro Holdings, LLC	First lien senior secured revolving loan	8/2033	—	3,664	(55)
Klick Inc.	First lien senior secured revolving loan	11/2031	—	7,216	(36)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	425	1,020	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	15,542	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	476	(2)
Lignetics Investment Corp.	First lien senior secured revolving loan	3/2028	8,289	3,757	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	8,056	(101)
Lotus US Bidco Inc. (dba INGENYX)	First lien senior secured revolving loan	8/2033	1,489	5,954	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	10,511	(158)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	11,682	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	954	980	—
Matterhorn Finco, Inc. (dba Nexthink)	First lien senior secured revolving loan	3/2033	—	5,302	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	11,464	7,643	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,076	(13)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	17,308	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	17,932	(45)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	9/2026	12,956	109	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	469	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	—	3,682	(28)
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	1,145	5,848	—
NextGen Security, LLC	First lien senior secured revolving loan	9/2033	—	2,644	(33)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	1,567	522	—
Nova Women's Health, Inc.	First lien senior secured revolving loan	1/2032	—	1,545	(4)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1/2031	1,542	13,880	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	1,977	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	116	(9)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured revolving loan	4/2033	—	10,666	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	844	16,045	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	129	3,544	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	14,863	—
PDI TA Holdings, Inc.*	First lien senior secured revolving loan	2/2031	1,824	—	—
Peachtree Buyer, Inc. (dba Pond & Company)	First lien senior secured revolving loan	12/2032	276	1,566	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	7,319	10,979	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	170	—	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	833	1,249	—
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	8,571	(86)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	208	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	9,119	—
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2028	—	5,182	(130)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	4,446	(44)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	11,003	(110)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	3,939	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	8,974	26	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	136	169	—
Senderra RX Acquisition, LLC	First lien senior secured revolving loan	3/2033	—	4,615	(12)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	3,231	4,038	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	189	(8)
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	33	27	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	5,464	(55)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	98	100	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	8,595	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	7/2029	—	4,444	(1,030)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	21,103	1,080	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	2,076	(36)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	1,566	1,044	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	10,448	2,027	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	112	28	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	207	(2)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	442	5,087	—
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	3,125	(23)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	1,561	2,517	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	7,903	(40)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2032	—	8,916	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	1,755	(22)
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	159	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	5,266	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	5,443	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	5,080	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	14,522	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	6,202	(31)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	—	12,814	(64)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	7,100	(36)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	9,557	(119)
Total non-controlled/non-affiliated - debt commitments			$339,530	$1,420,706	$(4,933)
Non-controlled/non-affiliated - equity commitments
GT Silver Co-Invest SCSp	LP Interest	N/A	$1,181	$1	$—
Kelso XI Bison-BDI Co-Investment, L.P.	LP Interest	N/A	507	100	—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	N/A	13,429	784	—
Polar Investors LP (dba Dentalcorp)	Common equity	N/A	3,409	852	—
Valor CI Blocker Feeder LP	LP Interest	N/A	3,635	624	—
Total non-controlled/non-affiliated - equity commitments			$22,161	$2,361	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$9,524	$(1,738)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	3,810	(695)
Total non-controlled/affiliated - debt commitments			$—	$13,334	$(2,433)
Controlled/affiliated - debt commitments
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	$—	$8,601	$(129)
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	6/2028	4,882	1,335	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	20,244	2,892	—
Total controlled/affiliated - debt commitments			$25,126	$12,828	$(129)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$31,923	$19,088	$—
LSI Financing LLC	Specialty finance equity investment	N/A	229,009	60,225	—

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
OWL-HP FINANCE LLC	Specialty finance equity investment	N/A	30,224	54,276	—
Total controlled/affiliated - equity commitments			$291,156	$133,589	$—
Total Portfolio Company Commitments			$677,973	$1,582,818	$(7,495)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the nine months ended September 30, 2026, were as follows:

Company	Fair value as of December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair value as of September 30, 2026	Interest and PIK Income	Dividend Income	Other Income
Non - Controlled Affiliates
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	$61,927	$54,101	$(18,275)	$115	$—	$97,868	$—	$8,820	$—
Ideal Image Development, LLC	1,398	2,873	(3,323)	36,846	(37,795)	—	—	—	—
LSI Financing 1 DAC	6,657	—	(1,487)	198	—	5,368	—	243	—
Paradigmatic Holdco LLC (dba Pluralsight)	44,210	212	(678)	(27,119)	—	16,625	959	—	57
Total	$114,192	$57,186	$(23,763)	$10,040	$(37,795)	$119,861	$959	$9,063	$57

Controlled Affiliates	Fair value as of December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair value as of September 30, 2026	Interest and PIK Income	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$109,070	$3,173	$(561)	$(6,016)	$—	$105,666	$6,363	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	143,157	26,582	(377)	874	—	170,236	8,928	—	—
Blue Owl Credit SLF LLC(c)	415,248	25,112	—	(27,654)	—	412,706	—	29,859	—
Blue Owl Cross-Strategy Opportunities 2026-1 LLC	—	18,030	—	—	—	18,030	—	178	—
Blue Owl Leasing LLC(c)	857	—	—	(5)	—	852	—	12	—
Eagle Infrastructure Services, LLC	145,522	277	—	37,840	—	183,639	7,779	9,486	39
Fifth Season Investments LLC	403,170	3,056	(101,057)	(2,842)	—	302,327	—	25,555	—
LSI Financing LLC	210,634	67,711	(33,535)	4,840	—	249,650	—	22,410	—
New PLI Holdings, LLC (dba PLI)	202,312	7,096	—	(126)	—	209,282	9,646	3,337	77
Notorious Holdings LLC (dba Beauty Industry Group)	105,151	6,108	—	(13,799)	—	97,460	5,864	—	650
OWL-HP FINANCE LLC	—	67,791	(37,566)	(1,203)	—	29,022	—	781	—
PS Operating Company LLC (fka QC Supply, LLC)	4,154	331	(166)	(1,486)	—	2,833	—	—	—
Walker Edison Furniture Company LLC	15,087	2,555	(16,687)	61,433	(62,388)	—	—	—	—
Wingspire Capital Holdings LLC	607,284	4,000	—	(5,104)	—	606,180	—	40,013	—
Total	$2,361,646	$231,822	$(189,949)	$46,752	$(62,388)	$2,387,883	$38,580	$131,631	$766
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
As of September 30, 2026
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
(27)As of September 30, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $215.0 million based on a tax cost basis of $15.31 billion. As of September 30, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $901.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $686.9 million.
(28)Investment was on non-accrual status as of September 30, 2026.
(29)Non-income producing investment, which does not have a stated rate of interest or a stated dividend return.
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $2.81 billion or 40.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC*	Specialty finance equity investment	July, 2022
AAM Series 2.1 Aviation Feeder, LLC*	Specialty finance equity investment	July, 2022
Accelerate Topco Holdings, LLC	Common Units	September, 2022
Alphasense, LLC	Series E Preferred Shares	June, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July, 2022
ASP Conair Holdings LP	Class A Units	May, 2021
Baypine Commander Co-Invest, LP	LP Interest	June, 2025
BEHP Co-Investor II, L.P.	LP Interest	May, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May, 2021
Blend Labs, Inc.	Warrants	July, 2021
Blue Owl Credit SLF LLC**	LLC Interest	August, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)*	Specialty finance equity investment	August, 2025
Blue Owl Cross-Strategy Opportunities 2026-1 LLC*	Specialty finance equity investment	September, 2026
Blue Owl Leasing LLC**	LLC Interest	June, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October, 2021
Capital Integration Systems LLC (dba CAIS)	Class D Common Units	February, 2026
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December, 2021
Databricks, Inc.	Class C Common Stock	August, 2026
Dream Co-Investment LP	LP Interest	September, 2026
Eagle Infrastructure Services, LLC	Common Units	March, 2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September, 2022
Equity NewCo S.A. (dba Netceed)	Common Equity	January, 2026
Evolution Parent, LP (dba SIAA)	LP Interest	April, 2021
Fifth Season Investments LLC*	Specialty finance equity investment	July, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December, 2020
GoHealth, Inc.	Common stock	August, 2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December, 2021

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
GT Silver Co-Invest SCSp	LP Interest	April, 2026
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December, 2020
Hissho Sushi Holdings, LLC	Class A units	May, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September, 2023
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June, 2022
Kelso XI Bison-BDI Co-Investment, L.P.	LP Interest	July, 2026
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September, 2021
KPCI Co-Invest 2, L.P.	Class A Units	October, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	November, 2023
LSI Financing 1 DAC*	Specialty finance equity investment	December, 2022
LSI Financing LLC*	Specialty finance equity investment	November, 2024
Maia Aggregator, LP	Class A-2 Units	February, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	February, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December, 2020
Notorious Holding TopCo, LP (dba Beauty Industry Group)	LP Interest	December, 2025
Nova Women’s Health Partners Holdings, LP	Class A Units	January, 2026
Nscale Limited	Preferred equity	September, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September, 2025
OWL-HP FINANCE LLC*	Specialty finance equity investment	February, 2026
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January, 2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	February, 2023
PCF Holdco, LLC (dba Trucordia)	Warrants	February, 2023
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	September, 2025
Polar Investors LP (dba Dentalcorp)	Common Equity	January, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August, 2022
Queensguard Coinvestor Aggregator LP	Class A Units	September, 2026
Rhea Acquisition Holdings, LP	Series A-2 Units	February, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November, 2023
Snowbird Manager LP	LP Interest	December, 2025
Space Exploration Technologies Corp.	Class A Common Stock	March, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June, 2021
Valor CI Blocker Feeder LP	LP Interest	October, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November, 2025
VEPF VIII Co-Invest 8-A, L.P.	LP Interest	March, 2026
Windows Entities	LLC Units	January, 2020
Wingspire Capital Holdings LLC*	Specialty finance equity investment	September, 2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May, 2022
WP Silver Co-Invest, L.P.	LP Interest	April, 2026
XOMA Corporation	Warrants	December, 2023

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2026
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
*Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to “Note 4 — Investments – Credit SLF LLC and Blue Owl Leasing” for further information.
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2026, non-qualifying assets represented 17.2% of total assets as calculated in accordance with the regulatory requirements.
(32)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $25.6 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.6 million, Garden State Custom Windows, LLC with a fair value of $35.5 million, Long Island Custom Windows, LLC with a fair value of $30.7 million, Jemico, LLC with a fair value of $24.6 million, Atlanta Custom Windows, LLC with a fair value of $12.2 million and Fairchester Custom Windows with a fair value of $8.1 million as of September 30, 2026. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO 2025”) and Blue Owl Cross-Strategy Opportunities 2026-1 LLC (“BOCSO 2026” and, together with BOCSO 2025, “BOCSO”) were formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2026, the BOCSO 2025 portfolio consists of six investments totaling $0.73 billion at cost and $0.72 billion at fair value, respectively, and ranging in cost from $24.9 million to $187.4 million and with a fair value ranging from $24.9 million to $184.5 million. The largest investment is 25.8% of the total cost of BOCSO 2025's portfolio. As of September 30, 2026, the portfolio asset class composition was 51.1% ABF - Specialty finance, 45.5% ABF - Leasing, and 3.4% ABF - Commercial Real Estate. As of September 30, 2026, the BOCSO 2026 portfolio consists of one investment totaling $0.35 billion at cost and $0.35 billion at fair value, respectively. As of September 30, 2026, the portfolio asset class composition was 100.0% ABF - Specialty finance.
(35)The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.
(36)Investment is in payment default under the terms of the respective credit agreement.

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	51,250	75,162	66,872
							75,162	66,872	0.9%
Infrastructure and environmental services
Valor Compute Infrastructure L.P.(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	1,583	1,583	1,583
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	4,523	4,524	4,522
							6,107	6,105	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	5,641	254	249
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	51,757	5,279	6,685
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	33,357	186	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	124,940	1,253	1,312
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	17,500	18,225	22,045
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	1,624,016	5,437	4,270
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	20,983	24,397	31,060
							55,031	65,621	0.9%
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	16,929	153	211
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	148,430	790	166
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	9,233,282	10,049	15,495
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,007	7,542	13,787
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	—	1,817	2,255
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	9,657	3,669	3,669
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	5,502	5,502	5,502
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	12,000	12,582	15,759
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	4,027	4,182	6,555

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
(34)BOCSO 2025 was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.50 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62.0% of the total cost of BOCSO 2025's portfolio. As of December 31, 2025 the portfolio asset class composition was 62.0% ABF - Specialty finance, 33.0% ABF - Leasing, and 5.0% ABF - Commercial Real Estate.

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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (New York Stock Exchange (“NYSE”): OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy), and
•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets.
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
Consolidation
As provided under Regulation S-X and ASC 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled, Affiliated/Non-Controlled, and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
Cash, Restricted and Foreign Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law. Restricted cash primarily relates to cash held as collateral for interest rate swaps.
The following table provides a reconciliation of cash, restricted cash and foreign cash as reported on the consolidated statements of assets and liabilities to the total of such amounts shown as of the end of the applicable period as reported on the consolidated statements of cash flows:

	As of September 30, 2026	As of December 31, 2025
Cash	$306,134	$511,255
Restricted cash	65,227	47,448
Foreign cash	1,814	9,839
Cash and restricted cash, including foreign cash	$373,175	$568,542
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company’s valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
The Company applies Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
The Company applies the practical expedient provided by the ASC 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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
Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, including forwards, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in net change in unrealized gain (loss) from translation of assets and liabilities in foreign currencies and other transactions in the Company’s Consolidated Statements of Operations.
The Company enters into International Swaps and Derivatives Association master netting agreements (“ISDA Agreements”) with each of its derivatives counterparties. The Company has determined it has a legal right to offset the recognized amounts under ISDA Agreements by counterparty, and it intends to settle on a net basis. As a result, the Company classifies by counterparty net derivative assets in the line item prepaid expenses and other assets, and net derivative liabilities in the line item accrued expenses and other liabilities in the Company’s Consolidated Statements of Assets and Liabilities. The Company nets all of its derivatives by counterparty across all derivative instruments, not taking into account collateral posted, which is recorded separately as restricted cash, if applicable.
The Company uses foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Purchases and settlements of foreign currency forward contracts with the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual PIK interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
PIK Interest Income	$28,669	$28,916	$91,736	$95,793
PIK Interest Income as a % of Investment Income	7.3%	6.4%	7.7%	6.8%
PIK Dividend Income	$9,953	$14,270	$36,110	$41,665
PIK Dividend Income as a % of Investment Income	2.5%	3.1%	3.0%	3.0%
Total PIK Income	$38,622	$43,186	$127,846	$137,458
Total PIK Income as a % of Investment Income	9.9%	9.5%	10.7%	9.8%
Discounts and premiums to par value on securities purchased are accreted or amortized, as applicable, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued but unpaid interest is generally reversed when an investment is placed on non-accrual status.
Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment.
If at any point the Company believes PIK interest is not probable of being realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are probable to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and collection is probable. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
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
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method or straight-line method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.

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
Segment Reporting
In accordance with ASC 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Company’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
New Accounting Pronouncements
In September 2026, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2026-03, “Fair Value Measurement (Topic 820),” which requires that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security and disclose the amount of the discount attributable to the contractual sale restriction. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and application of the amendments prospectively are required for all equity securities with any adjustments from the adoption of the amendments recognized in earnings. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities (within the meaning of the 1940 Act) of the Company, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 4, 2026, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act), or by the vote of the Board or by the Adviser.
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
The table below presents the costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$2,054	$2,104	$5,755	$6,996
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act) and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act.
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Investment Advisory Agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act). In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.
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
The table below presents the management fees for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$56,076	$62,256	$174,381	$189,185
Management fee waivers	(114)	(160)	(380)	(345)
Management Fees, net of Management Fee Waivers	$55,962	$62,096	$174,001	$188,840
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
The table below presents the performance based incentive fees based on net investment income incurred and the capital gains based incentive fees accrued for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$34,371	$38,822	$102,939	$123,500
Performance based incentive fees based on capital gains	—	—	—	—
Total Incentive Fees	$34,371	$38,822	$102,939	$123,500
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
The Company has made investments in controlled, affiliated companies including Wingspire, Amergin AssetCo, Fifth Season, LSI Financing LLC, Credit SLF, Blue Owl Leasing, Owl-HP Finance and BOCSO 2026 which are considered specialty financing portfolio companies and Credit SLF and Blue Owl Leasing which are joint ventures. For further description of Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.”
The Company has also made investments in non-controlled, affiliated companies including LSI Financing 1 DAC (“LSI Financing DAC”) and BOCSO 2025, which are considered specialty financing portfolio companies.
Specialty Financing Portfolio Companies
The Company’s specialty financing portfolio companies include the following:
Wingspire Capital Holdings LLC
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. The Company made its initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase its total to $504.6 million. As of September 30, 2026, the fair value of the Company’s investment in Wingspire was $606.2 million. The Company does not consolidate its equity interest in Wingspire.
Amergin AssetCo
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2026, its commitment to Amergin AssetCo was $270.5 million, of which $91.5 million is equity and $179.0 million is debt. As of September 30, 2026, the fair value of the Company’s investment in Amergin AssetCo was $275.9 million. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of September 30, 2026, the fair value of the Company’s investment in Fifth Season was $302.3 million. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing LLC & LSI Financing DAC (“LSI”)
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of September 30, 2026, the Company’s investment at fair value in LSI Financing DAC was $5.4 million and the Company’s total commitment was $5.3 million. The Company does not consolidate its equity interest in LSI Financing DAC.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2026, the Company’s investment at fair value in LSI Financing LLC was $249.7 million and the Company’s total commitment was $289.2 million. The Company does not consolidate its equity interest in LSI Financing LLC.

BOCSO
BOCSO is comprised of portfolio companies BOCSO 2025 and BOCSO 2026 each of which were formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO 2025 and made a separate initial equity contribution to BOCSO 2026 on September 11, 2026. As of September 30, 2026, the Company’s investment at fair value in BOCSO 2025 was $97.9 million and the Company’s total commitment was $97.9 million. As of September 30, 2026, the Company’s investment at fair value in BOCSO 2026 was $18.0 million and the Company’s total commitment was $18.0 million. The Company does not consolidate its equity interest in BOCSO.

Owl-HP Finance
OWL-HP FINANCE LLC (“Owl-HP Finance”) is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of September 30, 2026, the Company’s investment at fair value in Owl-HP Finance was $29.0 million and the Company’s total commitment was $84.5 million. The Company does not consolidate its equity interest in Owl-HP Finance.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$11,268,653	$11,017,777	$12,215,994	$12,048,934
Second-lien senior secured debt investments	950,007	699,233	975,790	848,575
Unsecured debt investments	381,459	389,154	384,569	399,962
Specialty finance debt investments	178,706	178,964	157,004	157,297
Preferred equity investments	313,843	275,703	592,714	568,977
Common equity investments	468,282	713,998	473,881	644,304
Specialty finance equity investments	1,225,497	1,407,540	1,195,614	1,386,739
Joint ventures	447,324	413,558	422,213	416,105
Total Investments	$15,233,771	$15,095,927	$16,417,779	$16,470,893

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the industry composition of investments based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Advertising and media	2.6%	2.4%
Aerospace and defense	1.3	1.4
Asset based lending and fund finance(1)	7.5	6.5
Automotive services	2.5	3.3
Buildings and real estate(5)	4.4	4.6
Business services	2.9	2.7
Chemicals	3.7	3.3
Consumer products	2.4	2.3
Containers and packaging	3.0	2.8
Distribution	1.6	1.3
Education	0.1	0.3
Energy equipment and services	—	0.5
Financial services	3.9	3.8
Food and beverage	4.8	5.0
Healthcare equipment and services	4.3	4.4
Healthcare providers and services	8.4	9.0
Healthcare technology	5.8	6.3
Household products	1.8	1.7
Human resource support services	1.6	2.0
Infrastructure and environmental services	3.4	2.3
Insurance(3)	6.4	6.3
Internet software and services	11.8	11.1
Joint ventures(2)	2.7	2.5
Leisure and entertainment	2.8	2.0
Manufacturing	3.8	5.3
Pharmaceuticals(4)	1.9	1.3
Professional services	2.4	2.9
Specialty retail	1.7	2.1
Telecommunications	0.1	0.1
Transportation	0.4	0.5
Total	100.0%	100.0%
_______________
(1)Includes investments in Wingspire, BOCSO and Amergin AssetCo.
(2)Includes investments in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information about Credit SLF and Blue Owl Leasing.
(3)Includes investment in Fifth Season.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
(5)Includes investment in Owl-HP Finance.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
United States:
Midwest	20.7%	20.6%
Northeast	19.4	21.2
South	37.1	36.8
West	15.0	14.8
International	7.8	6.6
Total	100.0%	100.0%
Joint Ventures
Blue Owl Credit SLF LLC
Credit SLF, is a joint venture among the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”).
Credit SLF makes investments primarily in senior secured broadly syndicated loans to U.S. middle market companies. It was formed in May 2024 and made its first portfolio company investment in July 2024.
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
Other than for purposes of the 1940 Act, the Company does not believe it has control over Credit SLF. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $24.5 million and 42.8%, respectively.

As of September 30, 2026, the Company had committed $446.5 million of capital to Credit SLF.
On January 13, 2025, in connection with the OBDE Mergers, the Company assumed OBDE’s capital commitment to and economic ownership in Credit SLF of approximately $6.3 million and 0.7% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was reduced to $404.1 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $427.1 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $446.5 million all of which was funded as of September 30, 2026.
As of September 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$446,460	59.8%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	136,419	18.3%
Blue Owl Technology Finance Corp.	53,812	53,812	7.2%
Blue Owl Technology Income Corp.	16,161	16,161	2.2%
State Teachers Retirement System of Ohio	93,299	93,299	12.5%
Total	$746,395	$746,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at September 30, 2026 based on net contributed capital.
(2)    Economic ownership interest for Blue Owl Capital Corporation II is 0.03%.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$280,819	$124,718
Investments at fair value	3,233,925	2,343,367
Total Assets	3,563,987	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,536,069	1,728,363
Total Liabilities	2,868,241	1,863,454
Total Credit SLF Members’ Equity	$695,746	$614,069

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$49,699	$38,037	$132,756	$93,154
Expenses
Net operating expenses	32,238	22,351	83,454	54,491
Net investment income (loss)	$17,461	$15,686	$49,302	$38,663
Total net realized and unrealized gain (loss)	13,584	(2,345)	(46,032)	(9,129)
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$31,045	$13,341	$3,270	$29,534

The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend income	$10,606	$11,983	$29,859	$30,670

Blue Owl Leasing LLC
Blue Owl Leasing is a joint venture among the Company, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”).
Blue Owl Leasing makes investments primarily in secured fixed-rate equipment leases and loans.
Blue Owl Leasing is managed by the Blue Owl Leasing Members who must unanimously approve investment decisions. Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries.
Other than for purposes of the 1940 Act, the Company does not believe it has control over Blue Owl Leasing. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.
Blue Owl Leasing’s investments at fair value are determined in accordance with ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of September 30, 2026, the capital commitment, contributed capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at September 30, 2026, based on net contributed capital.

The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$5,073	$34,555
Investments at fair value	55,215	39,628
Total Assets	60,801	74,531
Total Debt (net of unamortized debt issuance costs)	20,151	9,754
Total Liabilities	21,224	10,076
Total Blue Owl Leasing Members’ Equity	$39,577	$64,455
_______________
(1)    Blue Owl Leasing’s date of inception was June 30, 2025.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Consolidated Statement of Operations Data
Income
Investment income	$1,136	$3,223
Expenses
Net operating expenses	787	2,443
Net investment income (loss) before taxes	$349	$780
Tax expense (benefit)	8	8
Net investment income (loss) after taxes	341	772
Total net realized and unrealized gain (loss)	(344)	(450)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(3)	$322

The Company’s proportional share of Blue Owl Leasing’s distributions for the following periods:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Dividend income	$8	$12

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
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 184% and 178%, respectively.
The tables below present the Company’s debt obligations for the following periods:

	As of September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)(4)	$4,000,000	$920,500	$3,042,083	$3,042,083	$(32,336)	$888,164
SPV Asset Facility II	300,000	300,000	—	—	(5,158)	294,842
SPV Asset Facility V	525,000	438,500	86,500	86,500	(4,112)	434,388
SPV Asset Facility VI	500,000	432,000	68,000	44,171	(3,271)	428,729
CLO III	260,000	260,000	—	—	(1,596)	258,404
CLO IV	217,300	217,300	—	—	(2,675)	214,625
CLO V	503,373	503,373	—	—	(1,876)	501,497
CLO VII	330,500	330,500	—	—	(1,997)	328,503
CLO X	272,000	272,000	—	—	(1,793)	270,207
CLO XXVI	292,000	292,000	—	—	(759)	291,241
2027 Notes(2)	500,000	500,000	—	—	(4,617)	494,510
April 2027 Notes	325,000	325,000	—	—	(453)	324,547
July 2027 Notes	250,000	250,000	—	—	(743)	249,257
2028 Notes	850,000	850,000	—	—	(4,587)	845,413
June 2028 Notes	100,000	100,000	—	—	(410)	99,590
September 2028 Notes(2)	400,000	400,000	—	—	(2,535)	388,974
2029 Notes(2)	1,000,000	1,000,000	—	—	(6,244)	970,630
2030 Notes(2)	500,000	500,000	—	—	(8,534)	473,059
2031 Notes(2)	400,000	400,000	—	—	(8,266)	378,075
Total Debt	$11,525,173	$8,291,173	$3,196,583	$3,172,754	$(91,962)	$8,134,655
________________
(1)The amount available and unused portion are reduced by $37.4 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
(4)As of September 30, 2026, the Company's Revolving Credit Facility borrowing base value was $5.34 billion excluding cash.
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
(4)As of December 31, 2025, the Company's Revolving Credit Facility borrowing base value was $5.90 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$112,422	$140,173	$342,468	$421,296
Amortization of debt issuance costs	11,122	10,416	37,827	31,741
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	453	480	1,001	(1,865)
Net realized (gain) loss on interest rate swaps	—	(50)	—	(50)
Total Interest Expense	$123,997	$151,019	$381,296	$451,122
Average interest rate	5.4%	5.8%	5.3%	5.7%
Average daily borrowings	$8,271,803	$9,625,926	$8,675,104	$9,920,215
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
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On June 25, 2026, the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through June 25, 2026.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
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
SPV Asset Facility II
On May 22, 2018, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. On March 31, 2025, the parties to the SPV Asset Facility II entered into an amendment, including to replace Cortland Capital Market Services LLC as Document Custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility II as most recently amended through March 31, 2025.
The maximum principal amount of the SPV Asset Facility II as of March 31, 2025 is $300.0 million (which consists of $300.0 million of revolving commitments). The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.10%) plus a spread of 1.95%. From March 31, 2025 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II.
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
Amounts drawn in U.S. dollars were benchmarked to Daily SOFR, amounts drawn in British pounds were benchmarked to SONIA plus an adjustment of 0.12%, amounts drawn in Canadian dollars were benchmarked to Daily Simple CORRA plus an adjustment of 0.30%, and amounts drawn in Euros were benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Rate. The “Applicable Rate” ranged from 1.75% to 2.50% depending on the composition of the collateral. The SPV Asset Facility VII also allowed for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread. There was a commitment fee subject to minimum utilization, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the SPV Asset Facility VII.
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
CLO I
On May 28, 2019 (the “CLO I Closing Date”), the Company completed a $596.0 million term debt securitization transaction (the “CLO I Transaction”). The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”). The following describes the terms of the CLO I Transaction as supplemented through June 28, 2023.
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (as supplemented by the supplemental indenture dated as of June 28, 2023 by and among the CLO I Issuer, the CLO I Co-Issuer and State Street Bank and Trust Company, the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $30.0 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii)

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
$68.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50.0 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on the Payment Date (as defined in the CLO I Indenture) in May, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
CLO II Refinancing
On April 9, 2021 (the “CLO II Refinancing Date”), the Company completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”). The secured notes and preferred shares issued in the CLO II Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”). The following describes the terms of the CLO II Refinancing as supplemented through July 18, 2023.
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of July 18. 2023) by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204.0 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20.0 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36.0 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle-market loans, participation interests in middle-market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on the Payment Date (as defined in the CLO II Refinancing Indenture) in April, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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
CLO III
On March 26, 2020 (the “CLO III Closing Date”), the Company completed a $395.3 million term debt securitization transaction (the “CLO III Transaction”). The secured notes and preferred shares issued in the CLO III Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”). The following describes the terms of the CLO III Transaction as supplemented through July 18, 2023.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO III Closing Date (as supplemented by the supplemental indenture dated as of July 18, 2023 by and among the CLO III Issuer, the CLO III Co-Issuer and State Street Bank And Trust Company, the “CLO III Indenture”), by and among the CLO III Issuers and State Street Bank and Trust Company: (i) $166.0 million of AAA(sf) Class A-1L Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $40.0 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 2.75%, (iii) $20.0 million of AAA(sf) Class A-2 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.00%, and (iv) $34.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.45% (together, the “CLO III Debt”). The CLO III Debt is scheduled to mature on the Payment Date (as defined in the CLO III Indenture) in April, 2032. The CLO III Debt was privately placed by SG Americas Securities, LLC.
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
The CLO III Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of March 26, 2020 by and among Owl Rock CLO III, Ltd., as issuer (the “Original CLO III Issuer”), the CLO III Issuer, as co-issuer and State Street Bank and Trust Company, as supplemented by the first supplemental indenture dated as of July 18, 2023 and as further amended by the second supplemental indenture dated as of the CLO III Refinancing Date (the “CLO III Indenture”), by and between the CLO III Issuer and State Street Bank and Trust Company: (i) $228,000,000 of AAA(sf) Class A-R Notes, which bear interest at the Benchmark (as defined in the CLO III Indenture) plus 1.85% and (ii) $32,000,000 of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 2.35% (together, the “CLO III Secured Notes”). The CLO III Secured Notes are secured by middle-market loans and other assets of the CLO III Issuer. The CLO III Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO III Indenture) in April 2036. The CLO III Secured Notes were privately placed by SG Americas Securities, LLC. The proceeds from the CLO III Refinancing were used to redeem in full the classes of notes issued on the Original CLO III Closing Date and to pay expenses incurred in connection with the CLO III Refinancing. On the CLO III Refinancing Date, the Original CLO III Issuer was merged with and into the CLO III Issuer, with the CLO III Issuer surviving the merger. The CLO III Issuer assumed by all operation of law all of the rights and obligations of the Original CLO III Issuer, including the subordinated securities issued by the Original CLO III Issuer on March 26, 2020.
On March 26, 2020, the CLO III Issuer issued $135,310,000 of subordinated securities in the form of 135,310 preferred shares ($1,000 per preferred share) (the “CLO III Preferred Shares”). The Company acquired the CLO III Preferred Shares on the Original CLO III Closing Date. As of the CLO III Refinancing Date, the CLO III Preferred Shares remain outstanding and continue to be held by the Company.
On March 26, 2020, the Original CLO III Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $275 million par amount of middle-market loans from the Company to the Original CLO III Issuer on the Original CLO III Closing Date and for future sales from the Company to the Original CLO III Issuer on an ongoing basis. As part of the CLO III Refinancing, the CLO III Issuer, as the successor to the Original CLO III Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO III Refinancing Date (the “CLO III Loan Sale Agreement”), pursuant to which the CLO III Issuer assumed all ongoing obligations of the Original CLO III Issuer under the original agreement and provides for future sales from the Company to the CLO III Issuer on an ongoing basis. Such loans constituted part of

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
the portfolio of assets securing the CLO III Secured Notes. The Company made customary representations, warranties, and covenants to the CLO III Issuer under the applicable loan sale agreement.
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
CLO IV Refinancing
On July 9, 2021, the Company completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”). The secured notes and preferred shares issued in the CLO IV Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”). The following describes the terms of the CLO IV Refinancing as supplemented through July 18, 2023.
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the CLO IV Closing Date, and such agreement, the “CLO IV Indenture”), as supplemented by the first supplemental indenture dated as of July 9, 2021 and as further supplemented by the second supplemental indenture dated as of July 18, 2023) by and among the CLO IV Issuer, the CLO IV Co-Issuer and State Street Bank And Trust Company, the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252.0 million of AAA(sf) Class A-1-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle-market loans, participation interests in middle-market loans and other assets of the Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO IV Refinancing Indenture) in August, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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
CLO V
On November 20, 2020, the Company completed a $345.5 million term debt securitization transaction (the “CLO V Transaction”). The secured notes and preferred shares issued in the CLO V Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO V, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO V Issuer”), and Owl Rock CLO V, LLC, a Delaware limited liability company (the “CLO V Co-Issuer” and together with the CLO V Issuer, the “CLO V Issuers”).
The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of November 20, 2020 (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182.0 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle-market loans, participation interests in middle-market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO V Indenture) in November, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC.

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
As part of the CLO V Transaction, the Company entered into a loan sale agreement with the CLO V Issuer dated as of November 20, 2020, which provided for the sale and contribution of approximately $201.8 million par amount of middle-market loans from the Company to the CLO V Issuer on November 20, 2020 and for future sales from the Company to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.7 million par amount of middle-market loans purchased by the CLO V Issuer from ORCC Financing II under an additional loan sale agreement executed on November 20, 2020 between the Issuer and ORCC Financing II. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
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
CLO V Refinancing
On April 20, 2022, the Company completed a $669.2 million term debt securitization refinancing (the “CLO V Refinancing”). The secured notes and preferred shares issued in the CLO V Refinancing were issued by the CLO V Co-Issuer, as Issuer (the “CLO V Refinancing Issuer”).
The CLO V Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO V Indenture as supplemented by the supplemental indenture dated as of April 20, 2022 (the “CLO V Refinancing Indenture”), by and among the CLO V Refinancing Issuer and State Street Bank and Trust Company: (i) $354.4 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark, as defined in the CLO V Refinancing Indenture, plus 1.78%, (ii) $30.4 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.95%, (iii) $49.0 million of AA(sf) Class B-1 Notes, which bear interest at the Benchmark plus 2.20%, (iv) $5.0 million of AA(sf) Class B-2 Notes, which bear interest at 4.25%, (v) $31.5 million of A(sf) Class C-1 Notes, which bear interest at the Benchmark plus 3.15% and (vi) $39.4 million of A(sf) Class C-2 Notes, which bear interest at 5.10% (together, the “CLO V Refinancing Secured Notes”). The CLO V Refinancing Secured Notes are secured by the middle-market loans, participation interests in middle-market loans and other assets of the Issuer. The CLO V Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO V Refinancing Indenture) in April, 2034. The CLO V Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO V Refinancing were used to redeem in full the classes of notes issued on November 20, 2020 and to pay expenses incurred in connection with the CLO V Refinancing.
Concurrently with the issuance of the CLO V Refinancing Secured Notes, the CLO V Issuer issued approximately $10.2 million of additional subordinated securities, for a total of $159.6 million of subordinated securities in the form of 159,620 preferred shares at an issue price of U.S.$1,000 per share.
On November 20, 2020 the CLO V Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $201.8 million par amount of middle-market loans from the Company to the CLO V Issuer on November 20, 2020 and for future sales from the Company to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of April 20, 2022, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and the Company sold and contributed approximately $275.7 million par amount middle-market loans to the CLO V Refinancing Issuer on April 20, 2022 and provides for future sales from the Company to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle-market loans purchased by the CLO V Issuer from ORCC Financing II under an additional loan sale agreement executed on November 20, 2020 between the CLO V Issuer and ORCC Financing II and which the CLO V Refinancing Issuer and ORCC Financing II amended and restated on April 20, 2022 in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.

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
CLO VII
On July 26, 2022, the Company completed a $350.5 million term debt securitization transaction (the “CLO VII Transaction”). The secured notes and preferred shares issued in the CLO VII Transaction and the secured loan borrowed in the CLO VII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VII Issuer”).
The CLO VII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of July 26, 2022 (the “CLO VII Indenture”), by and among the CLO VII Issuer and State Street Bank and Trust Company: (i) $48.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.10%, (ii) $24.0 million of AAA(sf) Class A-2 Notes, which bear interest at 5.00%, (iii) $6.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.85% and (iv) $26.2 million of AA(sf) Class B-2 Notes, which bear interest at 5.71% and (v) $10.0 million of A(sf) Class C Notes, which bear interest at 6.86% (together, the “CLO VII Secured Notes”) and (B) the borrowing by the CLO VII Issuer of $75.0 million under floating rate Class A-L1 loans (the “CLO VII Class A-L1 Loans”) and $50.0 million under floating rate Class A-L2 loans (the “CLO VII Class A-L2 Loans” and together with the CLO VII Class A-L1 Loans and the CLO VII Secured Notes, the “CLO VII Debt”). The CLO VII Class A-L1 Loans and the CLO VII Class A-L2 Loans bear interest at three-month term SOFR plus 2.10%. The CLO VII Class A-L1 Loans were borrowed under a credit agreement (the “CLO VII A-L1 Credit Agreement”), dated as of July 26, 2022 , by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent and the CLO VII Class A-L2 Loans were borrowed under a credit agreement (the “CLO VII A-L2 Credit Agreement”), dated as of July 26, 2022 , by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VII Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO VII Issuer. The CLO VII Debt is scheduled to mature on the Payment Date (as defined in the CLO VII Indenture) in July, 2033. The CLO VII Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO VII Secured Notes and the borrowing under the CLO VII Class A-L1 Loans and CLO VII Class A-L2 Loans, the CLO VII Issuer issued approximately $111.3 million of subordinated securities in the form of 111,320 preferred shares at an issue price of U.S.$1,000 per share.
As part of the CLO VII Transaction, the Company entered into a loan sale agreement with the CLO VII Issuer dated as of July 26, 2022 which provided for the sale and contribution of approximately $255.5 million par amount of middle-market loans from the Company to the CLO VII Issuer on July 26, 2022 and for future sales from the Company to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.3 million par amount of middle-market loans purchased by the CLO VII Issuer from ORCC Financing IV under an additional loan sale agreement executed on July 26, 2022 between the CLO VII Issuer and ORCC Financing IV. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing IV each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
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
CLO VII Refinancing
On February 28, 2025, the Company completed a $484.9 million term debt securitization refinancing (the “CLO VII Refinancing”). The secured notes and preferred shares issued in the CLO VII Refinancing and the secured loans borrowed in the CLO VII Refinancing were issued and incurred, as applicable, by the CLO VII Issuer, as issuer (the “CLO VII Refinancing Issuer”).
The CLO VII Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of July 26, 2022 (the “Original CLO VII Closing Date”), by and between the CLO VII Refinancing Issuer and State Street Bank and Trust Company, as amended and supplemented by the first supplemental indenture dated as of February 28,

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
2025 (the “CLO VII Refinancing Indenture”), by and between the CLO VII Refinancing Issuer and State Street Bank and Trust Company: (i) $202.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.40% and (ii) $53.5 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.70% (together, the “CLO VII Refinancing Secured Notes”) and (B) the borrowing by the Issuer of (i) $50.0 million under floating rate Class A-L1-R loans (the “CLO VII Refinancing Class A-L1-R Loans”) and (ii) $25.0 million under floating rate Class A-L2-R loans (the “CLO VII Refinancing Class A-L2-R Loans” and together with the Class A-L1-R Loans and the Secured Notes, the “CLO VII Refinancing Debt”). The CLO VII Refinancing Class A-L1-R Loans and the CLO VII Refinancing Class A-L2-R Loans bear interest at the Benchmark plus 1.40%. The Class A-L1-R Loans were borrowed under a loan agreement (the “CLO VII Refinancing A-L1-R Loan Agreement”), dated as of February 28, 2025, by and among the CLO VII Refinancing Issuer, as borrower, State Street Bank and Trust Company, as collateral trustee and loan agent, and the lenders party thereto and the CLO VII Refinancing Class A-L2-R Loans were borrowed under a loan agreement (the “CLO VII Refinancing A-L2-R Loan Agreement”), dated as of February 28, 2025, by and among the CLO VII Refinancing Issuer, as borrower, State Street Bank and Trust Company, as collateral trustee and loan agent, and the lenders party thereto. The CLO VII Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VII Refinancing Issuer. The CLO VII Refinancing Debt is scheduled to mature on the Payment Date in April 2038. The CLO VII Refinancing Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO VII Refinancing Secured Notes and the borrowing under the CLO VII Refinancing Class A-L1-R Loans and CLO VII Refinancing Class A-L2-R Loans, the CLO VII Refinancing Issuer issued $43.1 million of additional subordinated securities in the form of 43,100 of its preferred shares (the “CLO VII Refinancing Additional Preferred Shares”). The CLO VII Refinancing Additional Preferred Shares were issued by the CLO VII Refinancing Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VII Refinancing Debt. The Company purchased all of the CLO VII Refinancing Additional Preferred Shares issued on February 28, 2025. On the Original CLO VII Closing Date, the CLO VII Refinancing Issuer issued $111.3 million of subordinated interests in the form of 111,320 of its preferred shares which the Company purchased and continue to be held. The total amount of outstanding preferred shares as of February 28, 2025 is 154,420.
On the Original CLO VII Closing Date, the CLO VII Refinancing Issuer entered into a loan sale agreement with the Company, which provided for the sale and contribution of approximately $255.5 million par amount of middle market loans from the Company to the CLO VII Refinancing Issuer on the Original CLO VII Closing Date and for future sales from the Company to the CLO VII Refinancing Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Debt. As part of the CLO VII Refinancing, the CLO VII Refinancing Issuer and the Company entered into an amended and restated loan sale agreement dated as of February 28, 2025 (the “CLO VII Refinancing OBDC Loan Sale Agreement”), which provides for the sale and contribution of approximately $111.2 million par amount of middle market loans from the Company to the CLO VII Refinancing Issuer on February 28, 2025 and for future sales from the Company to the CLO VII Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO VII Refinancing Debt. The Company made customary representations, warranties, and covenants to the CLO VII Refinancing Issuer under the applicable loan sale agreement.
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
CLO X
On March 9, 2023, the Company completed a $397.7 million term debt securitization transaction (the “CLO X Transaction”). The secured notes and preferred shares issued in the CLO X Transaction were issued by the Company’s consolidated subsidiary Owl Rock CLO X, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO X Issuer”).
The CLO X Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of March 9, 2023 (the “CLO X Indenture”), by and among the CLO X Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.45% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO X Secured Notes”). The Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO X Issuer. The CLO X Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO X Indenture) in April, 2035. The CLO X Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.

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
As part of the CLO X Transaction, the Company entered into a loan sale agreement with the CLO X Issuer dated as of March 9, 2023, which provided for the sale and contribution of approximately $245.9 million par amount of middle-market loans from the Company to the CLO X Issuer on March 9, 2023 and for future sales from the Company to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Secured Notes. The remainder of the initial portfolio assets securing the CLO X Secured Notes consisted of approximately $141.3 million par amount of middle-market loans purchased by the CLO X Issuer from ORCC Financing III under an additional loan sale agreement executed on March 9, 2023 between the CLO X Issuer and ORCC Financing III. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing III each made customary representations, warranties, and covenants to the CLO X Issuer under the applicable loan sale agreement.
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
CLO X Refinancing
On April 4, 2025, the Company completed a $409.7 million term debt securitization refinancing (the “CLO X Refinancing”). The secured notes issued and the secured loans borrowed in the CLO X Refinancing were issued and incurred, as applicable, by the CLO X Issuer, as issuer (the “CLO X Refinancing Issuer”).
The CLO X Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an amended and restated indenture and security agreement dated as of April 4, 2025 (the “CLO X Refinancing Indenture”), by and between the CLO X Refinancing Issuer and State Street Bank and Trust Company: (i) $93.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.39% and (ii) $44.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.70% (together, the “CLO X Refinancing Secured Notes”) and (B) the borrowing by the CLO X Refinancing Issuer of $135.0 million under floating rate Class A-L1 loans (the “CLO X Refinancing Class A-L1 Loans” and together with the CLO X Refinancing Secured Notes, the “CLO X Refinancing Debt”). The CLO X Refinancing Class A-L1 Loans bear interest at the Benchmark plus 1.39%. The CLO X Refinancing Class A-L1 Loans were borrowed under a loan agreement (the “CLO X Refinancing Class A-L1 Loan Agreement”), dated as of April 4, 2025, by and among the CLO X Refinancing Issuer, as borrower, State Street Bank and Trust Company, as collateral trustee and loan agent, and the lenders party thereto. The CLO X Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO X Refinancing Issuer. The CLO X Refinancing Debt is scheduled to mature on the Payment Date in April 2037. The CLO X Refinancing Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser. The proceeds from the CLO Refinancing were used to redeem in full the classes of notes issued on CLO X Closing Date and to pay expenses incurred in connection with the CLO X Refinancing.
On March 9, 2023, the CLO X Issuer issued $137.7 million of subordinated securities in the form of 137,700 of its preferred shares (the “CLO X Preferred Shares”) which the Company purchased and continue to be held. The CLO X Preferred Shares were issued by the CLO X Issuer as part of its issued share capital and are not secured by the collateral securing the CLO X Refinancing Debt.
On March 9, 2023, the CLO X Issuer entered into a loan sale agreement with the Company, which provided for the sale and contribution of approximately $245.9 million par amount of middle market loans from the Company to the CLO X Issuer on March 9, 2023 and for future sales from the Company to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Secured Notes. As part of the CLO X Refinancing, the CLO X Issuer and the Company entered into an amended and restated loan sale agreement dated as of April 4, 2025 (the “CLO X Refinancing OBDC Loan Sale Agreement”), which provides for the sale and contribution of approximately $56.3 million par amount of middle market loans from the Company to the CLO X Issuer on April 4, 2025 and for future sales from the Company to the CLO Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO X Debt. The Company made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
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
CLO XIV
On November 21, 2023, OBDE completed a $397.3 million term debt securitization transaction (the “CLO XIV Transaction”). The secured notes and preferred shares issued in the CLO XIV Transaction and the secured loan borrowed in the CLO XIV Transaction were issued and incurred, as applicable, by OBDE’s consolidated subsidiary Owl Rock CLO XIV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XIV Issuer”). On January 13, 2025, as a result of the consummation of the OBDE Mergers, the Company became party to the relevant agreements with respect to and assumed all of OBDE’s obligations under the CLO XIV Transaction.
The CLO XIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIV Indenture”), by and among the CLO XIV Issuer and State Street Bank and Trust Company: (i) $203.0 million of AAA(sf) Class A Notes, which bore interest at three-month term SOFR plus 2.40% and (ii) $32.0 million of AA(sf) Class B Notes, which bore interest at three-month term SOFR plus 3.25% (together, the “CLO XIV Secured Notes”) and (B) the borrowing by the CLO XIV Issuer of $25.0 million under floating rate Class A-L loans (the “CLO XIV Class A-L Loans” and together with the CLO XIV Secured Notes, the “CLO XIV Debt”). The CLO XIV Class A-L Loans bore interest at three-month term SOFR plus 2.40%. The CLO XIV Class A-L Loans were borrowed under a credit agreement (the “CLO XIV Class A-L Credit Agreement”), dated as of November 21, 2023, by and among the CLO XIV Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIV Debt was secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XIV Issuer. The CLO XIV Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO XIV Secured Notes and the borrowing under the CLO XIV Class A-L Loans, the CLO XIV Issuer issued approximately $137.3 million of subordinated securities in the form of 137,300 preferred shares at an issue price of U.S.$1,000 per share.
As part of the CLO XIV Transaction, OBDE entered into a loan sale agreement with the CLO XIV Issuer dated as of November 21, 2023 (the “CLO XIV OBDC III Loan Sale Agreement”), which provided for the contribution of approximately $167.3 million funded par amount of middle-market loans from OBDE to the CLO XIV Issuer on November 21, 2023 and for future sales from the Company to the CLO XIV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIV Debt. The remainder of the initial portfolio assets securing the CLO XIV Debt consisted of approximately $204.0 million funded par amount of middle-market loans purchased by the CLO XIV Issuer from ORCC III Financing LLC, a wholly-owned subsidiary of OBDE, under an additional loan sale agreement executed on the CLO XIV Closing Date between the CLO XIV Issuer and ORCC III Financing LLC (the “CLO XIV ORCC III Financing Loan Sale Agreement”). OBDE and ORCC III Financing LLC each made customary representations, warranties, and covenants to the CLO XIV Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
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
CLO XXVI
On September 2, 2026, the Company completed a $398.2 million term debt securitization transaction (the “CLO XXVI Transaction”). The secured notes and preferred shares issued in the CLO XXVI Transaction and the secured loan borrowed in the CLO XXVI Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XXVI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XXVI Issuer”).
The CLO XXVI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of September 2, 2026 (the “CLO XXVI Indenture”), by and among the CLO XXVI Issuer and The Bank of New York Mellon Trust Company, National Association: (i) $182 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 1.48%, (ii) $25 million of AAA(sf) Class A-F Notes, which bear interest at 5.54%, (iii) $40 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.90% and (iv) $20 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.20% (together, the “CLO XXVI Secured Notes”) and (B) the borrowing

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
by the CLO XXVI Issuer of (i) $25 million under floating rate Class A-L loans (the “CLO XXVI Class A-L Loans” and together with the CLO XXVI Secured Notes, the “CLO XXVI Debt”). The CLO XXVI Class A-L Loans bear interest at three-month term SOFR plus 1.48%. The CLO XXVI Class A-L Loans were borrowed under a credit agreement (the “CLO XXVI A-L Credit Agreement”), dated as of September 2, 2026, by and among the CLO XXVI Issuer, as borrower, the lenders party thereto, and The Bank of New York Mellon Trust Company, National Association, as collateral trustee and loan agent. The CLO XXVI Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO XXVI Debt is scheduled to mature on the Payment Date (as defined in the CLO XXVI Indenture) in July 2038. The CLO XXVI Secured Notes were privately placed by SG Americas Securities, LLC, as Initial Purchaser.
Concurrently with the issuance of the CLO XXVI Secured Notes, the CLO XXVI Issuer issued $106.2 million of subordinated securities in the form of 106,150 preferred shares at an issue price of U.S.$1,000 per share (the “CLO XXVI Preferred Shares”).
As part of the CLO XXVI Transaction, the Company entered into a loan sale agreement with the CLO XXVI Issuer dated as of the September 2, 2026 (the “CLO XXVI OBDC Loan Sale Agreement”), which provided for the contribution and sale of approximately $362.1 million funded par amount of middle market loans from the Company to the CLO XXVI Issuer on September 2, 2026 and for future sales from the Company to the CLO XXVI Issuer on an ongoing basis. Such loans constituted the initial portfolio of assets securing the CLO XXVI Debt. The Company made customary representations, warranties, and covenants to the Issuer under the loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through July 2030, a portion of the proceeds received by the CLO XXVI Issuer from the loans securing the CLO XXVI Debt may be used by the CLO XXVI Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XXVI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO XXVI Debt is the secured obligation of the CLO XXVI Issuer, and the CLO XXVI Indenture and the CLO XXVI A-L Credit Agreement each include customary covenants and events of default.
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
July 2026 Notes
On December 8, 2020, the Company issued $1.00 billion aggregate principal amount of notes that mature on July 15, 2026 (the “July 2026 Notes”). The July 2026 Notes bore interest at a rate of 3.40% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. On July 15, 2026, the Company repaid all $1.0 billion of the July 2026 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, July 15, 2026.
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
On November 19, 2024, in connection with the additional issuance of the 2029 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 5.950% and pay variable rate interest based on SOFR plus 1.922%. The interest rate swap matures on February 15, 2029. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in net carrying value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The interest rate swaps mature on February 15, 2029.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of September 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$920,500	$—	$—	$920,500	$—
SPV Asset Facility II	300,000	—	—	—	300,000
SPV Asset Facility V	438,500	—	—	438,500	—
SPV Asset Facility VI	432,000	—	—	432,000	—
CLO III	260,000	—	—	—	260,000
CLO IV	217,300	—	—	—	217,300
CLO V	503,373	—	—	—	503,373
CLO VII	330,500	—	—	—	330,500
CLO X	272,000	—	—	—	272,000
CLO XXVI	292,000	—	—	—	292,000
2027 Notes	500,000	500,000	—	—	—
April 2027 Notes	325,000	325,000	—	—	—
July 2027 Notes	250,000	250,000	—	—	—
2028 Notes	850,000	—	850,000	—	—
June 2028 Notes	100,000	—	100,000	—	—
September 2028 Notes	400,000	—	400,000	—	—
2029 Notes	1,000,000	—	1,000,000	—	—
2030 Notes	500,000	—	—	500,000	—
2031 Notes	400,000	—	—	400,000	—
Total Contractual Obligations	$8,291,173	$1,075,000	$2,350,000	$2,691,000	$2,175,173

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash (including foreign cash)	$307,948	$—	$—	$307,948
Investments:
First-lien senior secured debt investments	$—	$68,310	$10,949,467	$11,017,777
Second-lien senior secured debt investments	—	75,995	623,238	699,233
Unsecured debt investments	—	—	389,154	389,154
Specialty finance debt investments	—	—	178,964	178,964
Preferred equity investments	—	—	275,703	275,703
Common equity investments	13,931	6,008	561,447	581,386
Specialty finance equity investments	—	—	1,041,992	1,041,992
Subtotal	13,931	150,313	14,019,965	14,184,209
Investments measured at NAV(1)	—	—	—	911,718
Total Investments at Fair Value	$13,931	$150,313	$14,019,965	$15,095,927
Derivatives(2):
Derivative assets	$—	$1,964	$—	$1,964
Cash collateral received	—	—	—	—
Derivative liabilities	—	60,484	—	60,484
Cash collateral posted	65,227	—	—	65,227
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
(2)Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps and foreign currency forward contracts.

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash (including foreign cash)	$521,094	$—	$—	$521,094
Investments:
First-lien senior secured debt investments	$—	$39,027	$12,009,907	$12,048,934
Second-lien senior secured debt investments	—	47,294	801,281	848,575
Unsecured debt investments	—	—	399,962	399,962
Specialty finance debt investments	—	—	157,297	157,297
Preferred equity investments	—	—	568,977	568,977
Common equity investments	—	6,555	520,542	527,097
Specialty finance equity investments	—	—	1,114,178	1,114,178
Subtotal	—	92,876	15,572,144	15,665,020
Investments measured at NAV(1)	—	—	—	805,873
Total Investments at fair value	$—	$92,876	$15,572,144	$16,470,893
Derivatives:
Derivative assets	$—	$3,123	$—	$3,123
Cash collateral received	—	—	—	—
Derivative liabilities	—	793	—	793
Cash collateral posted	47,448	—	—	47,448

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
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$10,893,570	$674,223	$377,224	$171,254	$262,536	$556,928	$1,011,942	$13,947,677
Purchases of investments, net	589,456	—	—	7,188	—	8,133	32,571	637,348
Payment-in-kind	14,176	2,139	13,664	617	4,895	296	—	35,787
Proceeds from investments, net	(552,533)	(16,502)	—	(95)	—	(5,105)	(37,217)	(611,452)
Net change in unrealized gain (loss)	11,117	2,825	(1,841)	(12)	7,867	(2,261)	(6,175)	11,520
Net realized gain (loss)	(19,376)	235	—	—	—	3,516	—	(15,625)
Net amortization/accretion of discount/premium on investments	14,765	781	107	12	405	(60)	—	16,010
Transfers between investment types	—	—	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(1,708)	(40,463)	—	—	—	—	40,871	(1,300)
Fair Value, End of Period	$10,949,467	$623,238	$389,154	$178,964	$275,703	$561,447	$1,041,992	$14,019,965
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2026, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Nine Months Ended September 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$12,009,907	$801,281	$399,962	$157,297	$568,977	$520,542	$1,114,178	$15,572,144
Purchases of investments, net	1,391,075	—	—	19,076	976	24,036	81,961	1,517,124
Payment-in-kind	46,434	6,186	35,517	3,530	28,227	860	—	120,754
Proceeds from investments, net	(2,370,327)	(58,176)	(41,400)	(939)	(292,441)	(6,520)	(140,109)	(2,909,912)
Net change in unrealized gain (loss)	(90,140)	(120,465)	(7,700)	(35)	(14,403)	67,419	(14,038)	(179,362)
Net realized gain (loss)	(77,636)	(8,269)	2,471	—	(20,027)	(23,309)	—	(126,770)
Net amortization/accretion of discount/premium on investments	41,644	2,681	304	35	4,394	(60)	—	48,998
Transfers between investment types	(158)	—	—	—	—	158	—	—
Transfers into (out of) Level 3(1)	(1,332)	—	—	—	—	(21,679)	—	(23,011)
Fair Value, End of Period	$10,949,467	$623,238	$389,154	$178,964	$275,703	$561,447	$1,041,992	$14,019,965
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2026, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$12,598,969	$863,667	$374,693	$132,173	$553,787	$564,845	$1,032,677	$16,120,811
Purchases of investments, net	699,184	—	4,707	20,418	12,465	12,373	40,871	790,018
Payment-in-kind	14,690	3,330	12,840	2,610	9,697	273	—	43,440
Proceeds from investments, net	(561,658)	—	—	—	(2,448)	(4,694)	(6,000)	(574,800)
Net change in unrealized gain (loss)	(58,161)	(32,305)	(654)	(18)	(8,095)	11,081	10,765	(77,387)
Net realized gains (losses)	1,105	—	—	—	24	339	—	1,468
Net amortization/accretion of discount/premium on investments	20,511	1,078	131	18	531	—	—	22,269
Fair Value, End of Period	$12,714,640	$835,770	$391,717	$155,201	$565,961	$584,217	$1,078,313	$16,325,819

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Nine Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$9,796,885	$660,060	$301,956	$90,735	$366,973	$550,886	$799,766	$12,567,261
Purchases of investments, net	1,901,024	141,010	4,708	46,010	59,397	16,760	160,085	2,328,994
Payment-in-kind	55,351	18,833	36,309	3,354	35,849	795	—	150,491
Proceeds from investments, net	(2,444,990)	(129,185)	(33,743)	—	(17,807)	(82,080)	(11,446)	(2,719,251)
Net change in unrealized gain (loss)	(81,580)	54,998	16,776	292	(9,349)	(5,201)	53,553	29,489
Net realized gains (losses)	(5,440)	(102,791)	(1,212)	—	176	22,558	1,118	(85,591)
Net amortization of discount on investments	71,638	5,564	759	31	1,840	—	—	79,832
Transfers into (out of) Level 3(1)	(29,148)	9,746	—	—	—	(3,091)	—	(22,493)
Transfers in from the OBDE Mergers	3,450,900	177,535	66,164	14,779	128,882	83,590	75,237	3,997,087
Fair Value, End of Period	$12,714,640	$835,770	$391,717	$155,201	$565,961	$584,217	$1,078,313	$16,325,819
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
The tables below present the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net Change in Unrealized Gain (Loss) for the Three Months Ended September 30, 2026 on Investments Held at September 30, 2026	Net Change in Unrealized Gain (Loss) for the Three Months Ended September 30, 2025 on Investments Held at September 30, 2025
First-lien senior secured debt investments	$(1,931)	$(58,162)
Second-lien senior secured debt investments	1,677	(32,305)
Unsecured debt investments	(1,841)	(654)
Specialty finance debt investments	(12)	(18)
Preferred equity investments	7,867	(8,095)
Common equity investments	(1,821)	11,081
Specialty finance equity investments	(6,175)	10,765
Total Investments	$(2,236)	$(77,388)

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Net Change in Unrealized Gain (Loss) for the Nine Months Ended September 30, 2026 on Investments Held at September 30, 2026	Net Change in Unrealized Gain (Loss) for the Nine Months Ended September 30, 2025 on Investments Held at September 30, 2025
First-lien senior secured debt investments	$(147,208)	$(98,831)
Second-lien senior secured debt investments	(121,939)	(49,203)
Unsecured debt investments	(7,700)	16,776
Specialty finance debt investments	(35)	292
Preferred equity investments	(32,810)	(9,349)
Common equity investments	42,129	25,761
Specialty finance equity investments	(14,038)	53,553
Total Investments	$(281,601)	$(61,001)

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

As of September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$10,354,815	Yield Analysis	Market Yield	6.9% - 27.9% (10.6%)	Decrease
	426,356	Transaction	Transaction Price	97.8% - 100.0% (99.2%)	Increase
	168,296	Recovery Analysis	Recovery Rate	0.0% - 100.0% (53.5%)	Increase
Second-lien senior secured debt investments	$618,915	Yield Analysis	Market Yield	11.2% - 55.0% (22.8%)	Decrease
	4,323	Recovery Analysis	Recovery Rate	3.3% - 3.3% (3.3%)	Increase
Unsecured debt investments	$372,546	Yield Analysis	Market Yield	5.5% - 18.7% (13.7%)	Decrease
	9,582	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Decrease
	7,026	Recovery Analysis	Recovery Rate	71.0% - 71.0% (71.0%)	Increase
Specialty finance debt investments	$178,964	Yield Analysis	Market Yield	12.7% - 12.7% (12.7%)	Decrease
Preferred equity investments	$229,748	Yield Analysis	Market Yield	13.5% - 60.0% (24.3%)	Decrease
	29,215	Market Approach	EBITDA Multiple	12.8x - 12.8x (12.8x)	Decrease
	16,465	Recovery Analysis	Recovery Rate	73.0% - 73.0% (73.0%)	Increase
	275	Market Approach	Revenue Multiple	12.8x - 12.8x (12.8x)	Increase
Common equity investments	$479,797	Market Approach	EBITDA Multiple	3.8x - 27.8x (7.8x)	Decrease
	47,648	Market Approach	Revenue Multiple	5.5x - 47.5x (8.6x)	Increase
	14,913	Yield Analysis	Market Yield	8.4% - 8.4% (8.4%)	Decrease
	10,515	Discounted Cash Flow Analysis	Market Yield	8.6% - 12.1% (10.2%)	Decrease
	8,371	Transaction	Transaction Price	100.0% - 190.4% (102.6%)	Increase
	203	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase
Specialty finance equity investments	$606,180	Market Approach	Book Multiple	1.2x - 1.2x (1.2x)	Increase
	302,327	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase
	96,938	Market Approach	Recovery Rate	111.3% - 151.8% (137.0%)	Increase
	31,179	Discounted Cash Flow Analysis	Market Yield	11.0% - 20.0% (11.6%)	Decrease
	5,368	Yield Analysis	Market Yield	12.1% - 12.1% (12.1%)	Decrease

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of September 30, 2026			As of December 31, 2025
	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$888,164	$(32,336)	$888,164	$984,069	$(27,931)	$984,069
SPV Asset Facility II	294,842	(5,158)	294,842	156,138	(5,562)	156,138
SPV Asset Facility V	434,388	(4,112)	434,388	378,999	(5,001)	378,999
SPV Asset Facility VI	428,729	(3,271)	428,729	295,959	(4,041)	295,959
SPV Asset Facility VII	—	—	—	208,399	(1,601)	208,399
CLO I	—	—	—	386,511	(3,489)	386,511
CLO III	258,404	(1,596)	258,404	258,273	(1,727)	258,273
CLO IV	214,625	(2,675)	214,625	272,117	(3,346)	272,117
CLO V	501,497	(1,876)	501,497	507,563	(2,062)	507,563
CLO VII	328,503	(1,997)	328,503	328,373	(2,127)	328,373
CLO X	270,207	(1,793)	270,207	270,203	(1,797)	270,203
CLO XIV	—	—	—	258,422	(1,578)	258,422
CLO XXVI	291,241	(759)	291,241	—	—	—
2026 Notes	—	—	—	499,909	(91)	498,750
July 2026 Notes	—	—	—	997,283	(2,717)	992,500
2027 Notes	494,510	(4,617)	496,250	483,987	(2,117)	488,750
April 2027 Notes	324,547	(453)	320,938	323,922	(1,078)	317,688
July 2027 Notes	249,257	(743)	250,000	248,611	(1,389)	250,000
2028 Notes	845,413	(4,587)	803,250	843,451	(6,549)	803,250
June 2028 Notes	99,590	(410)	100,000	99,415	(585)	100,000
September 2028 Notes	388,974	(2,535)	402,000	—	—	—
2029 Notes	970,630	(6,244)	985,000	1,002,667	(8,373)	1,010,000
2030 Notes	473,059	(8,534)	487,500	495,805	(10,025)	506,250
2031 Notes	378,075	(8,266)	385,000	—	—	—
Total Debt	$8,134,655	$(91,962)	$8,140,538	$9,300,076	$(93,186)	$9,272,214

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Level 1	$—	$—
Level 2	4,229,938	4,967,188
Level 3	3,910,600	4,305,026
Total Debt	$8,140,538	$9,272,214
Financial Instruments Not Carried at Fair Value
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 – Fair Value of Financial Instruments” for additional disclosures related to the fair value hierarchy for derivative instruments and collateral.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of September 30, 2026				As of December 31, 2025
	Counterparty	Notional Amount		Assets	Liabilities	Notional Amount		Assets	Liabilities
Derivatives designated as hedges:
Interest rate swap 2027 Notes	Deutsche Bank AG		$500,000	$—	$(914)		$500,000	$—	$(13,370)
Interest rate swap 2030 Notes	Deutsche Bank AG		$500,000	—	(18,687)		$500,000	5,663	—
				—	(19,601)			5,663	(13,370)
Interest rate swap 2029 Notes	Goldman Sachs Bank USA		$600,000	—	(16,909)		$600,000	3,645	—
Interest rate swap 2029 Notes	Goldman Sachs Bank USA		$400,000	—	(7,127)		$400,000	7,185	—
				—	(24,036)			10,830	—
Interest rate swap September 2028 Notes	Royal Bank of Canada		$400,000	—	(8,685)		$—	—	—
				—	(8,685)			—	—
Interest rate swap 2031 Notes	SMBC Capital Markets, Inc.		$400,000	—	(13,731)		$—	—	—
				—	(13,731)			—	—
Total Derivatives Designated as Hedges(1)(2)				$—	$(66,053)			$16,493	$(13,370)

Derivatives not designated as hedges:
Foreign currency forward contract AUD	Goldman Sachs Bank USA	A$	2,080	$1,452	$(1,445)	A$	2,580	$1,685	$(1,722)
Foreign currency forward contract EUR	Goldman Sachs Bank USA		€—	—	—		€208,670	247,528	(247,272)
Foreign currency forward contract GBP	Goldman Sachs Bank USA		£—	—	—		£94,190	126,248	(126,916)
Foreign currency forward contract CAD	Royal Bank of Canada	C$	141,265	102,827	(99,563)	C$	—	—	—
Foreign currency forward contract EUR	Royal Bank of Canada		€17,348	20,385	(19,811)		€—	—	—
Foreign currency forward contract GBP	Royal Bank of Canada		$113,761	112,957	(113,761)		$—	—	—
Foreign currency forward contract GBP	Royal Bank of Canada		£170,288	228,009	(225,987)		£—	—	—
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.		£29,631	39,624	(39,322)		£14,775	19,549	(19,908)
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.		€27,630	31,882	(31,540)		€5,301	6,296	(6,281)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.		$19,739	19,601	(19,739)		$—	—	—
Foreign currency forward contract EUR	US Bank National Association		€194,570	224,061	(222,097)		€—	—	—
Total Derivatives not Designated as Hedges(1)				$780,799	$(773,266)			$401,306	$(402,099)
_______________
(1)    The net fair value of derivatives is recorded in prepaid expenses and other assets or accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
(2)    The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $2.71 billion and $1.98 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $(64.6) million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swap 2027 Notes	$214	$(228)	$(14)	$(678)	$756	$78
Interest rate swap September 2028 Notes	(5,041)	4,934	(107)	(8,685)	8,491	(194)
Interest rate swaps 2029 Notes	(17,002)	16,763	(239)	(34,866)	34,166	(700)
Interest rate swap 2030 Notes	(14,334)	14,296	(38)	(24,350)	24,237	(113)
Interest rate swap 2031 Notes	(14,878)	14,823	(55)	(13,731)	13,659	(72)
Net Change in Unrealized Gain (Loss) on Interest rate swaps and Hedged Items(1)			$(453)			$(1,001)
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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps 2027 Notes	$3,842	$(3,965)	$(123)	$14,604	$(12,576)	$2,028
Interest rate swaps 2029 Notes	(4,268)	3,995	(273)	9,233	(9,110)	123
Interest rate swaps 2029 Notes	173	(182)	(9)	8,985	(9,186)	(201)
Interest rate swaps 2030 Notes	686	(761)	(75)	7,110	(7,195)	(85)
Net Change in Unrealized Gain (Loss) on Interest rate swaps and Hedged Items(1)			$(480)			$1,865
_______________
(1)     Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.
The table below presents net change in unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$(1,396)	$838	$2,409	$(385)
Foreign currency forward contract AUD	(45)	(12)	44	(23)
Foreign currency forward contract EUR	(6,095)	3,421	2,609	(885)
Foreign currency forward contract CAD	911	—	3,264	—
Total Net Unrealized Gain (Loss)(1)	$(6,625)	$4,247	$8,326	$(1,293)
_______________
(1)     Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents net realized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$1,246	$2,018	$(742)	$2,018
Foreign currency forward contract AUD	36	6	(80)	6
Foreign currency forward contract EUR	9,401	(86)	9,401	(86)
Foreign currency forward contract CAD	(82)	—	(123)	—
Total Net Realized Gain (Loss)(1)	$10,601	$1,938	$8,456	$1,938
_______________
(1)     Recorded and recognized as components of foreign currency transactions in the Consolidated Statements of Operations.
In connection with the unsecured notes, the Company has received (made) the following periodic net payments on the interest rate swaps for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
2027 Notes	$(395)	$(8,883)	$(8,965)	$(19,501)
September 2028 Notes	(46)	—	(46)	—
2029 Notes	(299)	(3,174)	(1,189)	(5,713)
2029 Notes	483	—	569	—
2030 Notes	7,835	(524)	7,710	(524)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Revolving loan commitments	$734,300	$888,190
Delayed draw loan commitments	712,568	652,746
Debt commitments	$1,446,868	$1,540,936

Specialty finance equity commitments	$133,589	$129,076
Common equity commitments	2,361	4,946
Equity commitments	$135,950	$134,022

Total Unfunded Commitments	$1,582,818	$1,674,958
As of September 30, 2026, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the OBDE Mergers, the Company issued an aggregate of approximately 120,630,330 shares of the Company’s common stock.
“At the Market” Offerings
The Company is party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of its common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common stock with an aggregate offering amount of $746.9 million remained available for issuance as of September 30, 2026.
The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the period ended September 30, 2026. The Company issued and sold the following shares of common stock during the period ended September 30, 2025:

	For the Nine Months Ended September 30, 2025
	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price per Share(1)
“At the market” offerings	200,603	$3,089	$19	$3,070	$15.40
	200,603	$3,089	$19	$3,070	$15.40
_____________
(1)Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Distribution per Share
August 4, 2026	September 30, 2026	October 15, 2026	$0.31
August 4, 2026 (supplemental dividend)	August 31, 2026	September 15, 2026	0.02
May 5, 2026	June 30, 2026	July 15, 2026	0.31
February 18, 2026	March 31, 2026	April 15, 2026	0.37

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
The following tables present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Shares
August 4, 2026 (supplemental dividend)	August 31, 2026	September 15, 2026	94,036	(1)
May 5, 2026	June 30, 2026	July 15, 2026	1,312,522	(1)
February 18, 2026	March 31, 2026	April 15, 2026	1,373,306	(1)
November 4, 2025	December 31, 2025	January 15, 2026	1,070,678	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.

For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Shares
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	51,572	(1)
May 6, 2025	June 30, 2025	July 15, 2025	856,538	(1)
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200.0 million of the Company’s common stock. Under the 2025 Stock Repurchase Program, purchases could be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. The 2025 Stock Repurchase Program terminated on February 17, 2026, in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 11,599,738 shares of our common stock were repurchased pursuant to the 2025 Stock Repurchase Program for approximately $148.2 million since the 2025 Stock Repurchase Program’s inception. There were no repurchases made under the 2025 Stock Repurchase Program for the nine months ended September 30, 2025. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program.
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which the Company may repurchase up to $300.0 million of its common stock. Under the 2026 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved.
For the nine months ended September 30, 2026, the Company had the following repurchase activity under the 2026 Stock Repurchase Program:

Period of Activity	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$—
February 1, 2026 to February 28, 2026	—	—	—	300,000
March 1, 2026 to March 31, 2026	3,143,108	11.20	35,190	264,811
April 1, 2026 to April 30, 2026	—	—	—	264,811
May 1, 2026 to May 31, 2026	1,148,354	11.20	12,866	251,945
June 1, 2026 to June 30, 2026	2,014,501	11.04	22,240	229,705
July 1, 2026 to July 31, 2026	—	—	—	229,705
August 1, 2026 to August 31, 2026	1,191,267	11.40	13,583	216,122
September 1, 2026 to September 30, 2026	1,921,660	11.23	21,581	194,541
	9,418,890		$105,460
Note 10. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations	$180,058	$128,181	$221,415	$508,320
Weighted average shares of common stock outstanding - basic and diluted	492,260,158	511,048,237	495,489,300	505,700,153
Earnings per common share-basic and diluted	$0.37	$0.25	$0.45	$1.01
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
The following table summarizes the Company’s U.S. federal and state corporate-level income tax expense/(benefit), including related U.S. federal excise tax expense/(benefit), for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. federal and state corporate-level income tax expense/(benefit)	$3,216	$3,092	$6,375	$9,124
U.S. federal excise tax expense	1,797	1,750	4,557	4,750
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods, as reflected in the following table, which presents the net tax expense/(benefit) recognized by the Company’s taxable subsidiaries for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Federal and state income tax expense/(benefit) for taxable subsidiaries	$1,419	$1,342	$1,818	$4,374
The table below presents the net deferred tax liabilities of the Company’s taxable subsidiaries, which are predominantly related to GAAP-to-tax outside basis differences in the taxable subsidiaries’ investments in certain partnership interests, for the following periods:

	As of September 30, 2026	As of December 31, 2025
Net Deferred Tax Liabilities/Assets	$(42,771)	$(41,271)

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Nine Months Ended September 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$14.81	$15.26
Results of operations:
Net investment income(1)	1.01	1.20
Net realized and unrealized gain (loss)(1)	(0.56)	(0.19)
Net increase (decrease) in net assets resulting from operations	0.45	1.01
Distributions:
Distributions declared from earnings(2)	(1.01)	(1.19)
Capital share transactions:
Repurchase of common shares(2)	0.07	—
Issuance of common shares in connection with the OBDE Mergers	—	(0.19)
Total increase (decrease) in net assets	(0.49)	(0.37)
Net Asset Value, End of Period(8)	$14.32	$14.89

Shares outstanding, end of period	490,029,636	511,048,237
Per share market value at end of period	$10.49	$12.77
Total return, based on market value(3)	(7.4)%	(8.3)%
Total return, based on net asset value(4)	6.1%	6.0%
Ratios / supplemental data:(5)
Ratio of total expenses to average net assets(6)(7)	12.8%	14.6%
Ratio of net investment income to average net assets(6)	9.4%	11.2%
Net assets, end of period	$7,014,902	$7,611,271
Weighted-average shares outstanding	495,489,300	505,700,153
Portfolio turnover rate	8.4%	21.9%
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
(7)Prior to any management fee waivers, the annualized total expenses to average net assets for the nine months ended September 30, 2026 and 2025, was 12.8% and 14.6%, respectively.
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
Dividend
On November 3, 2026, the Board declared a fourth quarter dividend of $0.31 per share for stockholders of record as of December 31, 2026, payable on or before January 15, 2027 and a third quarter supplemental dividend of $0.01 per share for stockholders of record as of November 30, 2026, payable on or before December 15, 2026.
CLO V Redemption
On October 21, 2026, the CLO V Refinancing Issuer redeemed all classes of the CLO V Refinancing Secured Notes in full, along with accrued and unpaid interest.

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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp. Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy), and
•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which offers private credit solutions to primarily upper-middle-market companies through differentiated access points. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of September 30, 2026, the Adviser and its affiliates had $162.78 billion of assets under management across Blue Owl’s Credit platform.

The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”), from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of us, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when we co-invest with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if we dispose of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent us from being disadvantaged by participation in the co-investment program. The Adviser and our Chief Compliance Officer will also provide reporting to the Board.
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

Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2026, our Adviser and its affiliates have originated $202.71 billion aggregate principal amount of investments, of which $198.11 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
As of September 30, 2026, our average debt investment size in each of our portfolio companies was approximately $59.3 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of September 30, 2026, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 93.3% of our debt portfolio based on fair value had weighted average annual revenue of $1.07 billion, annual EBITDA of $247 million, interest coverage of 2.0x, net leverage of 5.9x, and net loan-to value of 47%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2026, 95.5% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Market Trends
Broader geopolitical developments, including the conflict involving Iran and ongoing technology disruption, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to interest rates changes, tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
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
During the third quarter of 2026, global equity and debt markets remained driven by expectations around inflation, interest rates, artificial intelligence (“AI”)-related capital expenditures, and ongoing geopolitical tensions, including in the Middle East and their impact on certain energy prices. Equity indices saw modest appreciation during the third quarter despite lack of market breadth, with approximately two-thirds of S&P 500 and Russell 1000 stocks retreating during the quarter. The 10-year Treasury yield in the United States ended the third quarter of 2026 at 5.29%, approximately 85 basis points higher than June 30, 2026 and in late September, the Federal Reserve announced a rate hike of 25 basis points, increasing the federal funds target range to 3.75% to 4.00%. This represented a significant shift from the beginning of the year, when market participants had anticipated further reductions in the federal funds rate. Increases in base rates and credit spreads increase the yields available on our new investments and the income generated by our existing floating rate investments.
We continue to approach this environment conservatively. In the quarter ended September 30, 2026, repayment activity was generally consistent with new fundings, underlying credit performance remains strong, market spreads have widened and our leverage level remains low. As a result, we have available capital to deploy into attractive risk-adjusted opportunities that meet our return and credit standards. We have also continued to leverage Blue Owl’s expanded capabilities in alternative and asset-based credit, as well as digital infrastructure, to access attractive risk-adjusted opportunities and adding accretive, non-correlated returns over time. We have also continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
Specifically, we invest in Credit SLF, Blue Owl Leasing and specialty financing portfolio companies, including Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC, AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”), Blue Owl Cross-Strategy Opportunities 2025-1 LLC (“BOCSO 2025”) and Blue Owl Cross-Strategy Opportunities 2026-1 LLC (“BOCSO 2026” and, together with BOCSO 2025, “BOCSO”) and OWL-HP FINANCE LLC (“Owl-HP Finance”). See “Specialty Financing Portfolio Companies and Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. We view these companies as a complement to our lending strategy and expect them to help offset rate and spread volatility and support net asset value growth. These companies have strong underlying diversification and generate predictable income streams.
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
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and 89.5% of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $247 million (up from approximately $115 million in 2021) and average revenue of approximately $1.07 billion (up from approximately $500 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).

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
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. As of September 30, 2026, across the industries we invest in, our software borrowers, which make up approximately 18% of the portfolio, continued to deliver strong revenue and EBITDA growth year-over-year. We also believe that our software borrowers are well positioned to evolve as a result of developments in AI and believe that a limited portion of these investments are subject to risk of significant disruption.
Within software, we remain focused on scaled companies that offer mission-critical solutions to established customer bases, with strong customer retention rates and high switching costs. We intend to continue to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge. Specifically, within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. We also intend to identify ways to participate in growth of various industries as a result of AI. We also participate and evaluate cross-platform opportunities to invest in data center assets and AI-related equipment such as graphic processing units.
As of September 30, 2026, based on fair value, our portfolio consisted of 73.1% first lien senior secured debt investments (of which 51% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.6% second lien senior secured debt investments, 2.6% unsecured debt investments, 1.2% specialty finance debt investments, 1.8% preferred equity investments, 4.7% common equity investments, 9.3% specialty finance equity investments and 2.7% joint ventures.
As of September 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.7% and 9.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.1% and 10.2%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2026, the weighted average spread of floating rate debt investments was 5.6%.
As of September 30, 2026, we had investments in 233 portfolio companies with an aggregate fair value of $15.10 billion. Our current target leverage ratio is 0.90x-1.25x. As of September 30, 2026, we had net leverage of 1.13x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$924,854	$1,347,128
Less: Sell downs	(33,750)	(9,127)
Total new investment commitments	$891,104	$1,338,001
Principal amount of new investments funded:
First-lien senior secured debt investments	$567,573	$786,960
Second-lien senior secured debt investments	32,083	—
Unsecured debt investments	—	4,694
Specialty finance debt investments	—	20,406
Preferred equity investments	—	6,961
Common equity investments	7,624	17,796
Specialty finance equity investments	19,697	115,151
Joint venture investments	14,531	11,473
Total principal amount of new investments funded	$641,508	$963,441

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$64,909	$106,648

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(579,981)	$(711,677)
Second-lien senior secured debt investments	(16,500)	(8,000)
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	—	(2,448)
Common equity investments	(11,035)	(4,694)
Specialty finance equity investments	(26,373)	(70,303)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(633,889)	$(797,122)

Number of new investment commitments in new portfolio companies(2)	14	13
Average new investment commitment amount in new portfolio companies	$56,687	$62,419
Weighted average term for new investment commitments (in years)	5.4	5.6
Percentage of new debt investment commitments at floating rates	81.1%	97.4%
Percentage of new debt investment commitments at fixed rates	18.9%	2.6%
Weighted average interest rate of new investment commitments(3)	9.3%	9.0%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.2%	5.0%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.08% and 3.98% as of September 30, 2026 and 2025, respectively.

The table below presents our investments as of the following periods:

	As of September 30, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$11,268,653	$11,017,777	$12,215,994	$12,048,934
Second-lien senior secured debt investments	950,007	699,233	975,790	848,575
Unsecured debt investments	381,459	389,154	384,569	399,962
Specialty finance debt investments	178,706	178,964	157,004	157,297
Preferred equity investments	313,843	275,703	592,714	568,977
Common equity investments	468,282	713,998	473,881	644,304
Specialty finance equity investments	1,225,497	1,407,540	1,195,614	1,386,739
Joint ventures	447,324	413,558	422,213	416,105
Total Investments	$15,233,771	$15,095,927	$16,417,779	$16,470,893
_______________
(1)We consider 51% and 50% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2026 and December 31, 2025, respectively.
The table below presents investments by industry composition based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Advertising and media	2.6%	2.4%
Aerospace and defense	1.3	1.4
Asset based lending and fund finance(1)	7.5	6.5
Automotive services	2.5	3.3
Buildings and real estate(5)	4.4	4.6
Business services	2.9	2.7
Chemicals	3.7	3.3
Consumer products	2.4	2.3
Containers and packaging	3.0	2.8
Distribution	1.6	1.3
Education	0.1	0.3
Energy equipment and services	—	0.5
Financial services	3.9	3.8
Food and beverage	4.8	5.0
Healthcare equipment and services	4.3	4.4
Healthcare providers and services	8.4	9.0
Healthcare technology	5.8	6.3
Household products	1.8	1.7
Human resource support services	1.6	2.0
Infrastructure and environmental services	3.4	2.3
Insurance(3)	6.4	6.3
Internet software and services	11.8	11.1
Joint ventures(2)	2.7	2.5
Leisure and entertainment	2.8	2.0
Manufacturing	3.8	5.3
Pharmaceuticals(4)	1.9	1.3
Professional services	2.4	2.9
Specialty retail	1.7	2.1
Telecommunications	0.1	0.1
Transportation	0.4	0.5
Total	100.0%	100.0%
_______________
(1)Includes investments in Wingspire, BOCSO and Amergin AssetCo.

(2)Includes investment in Credit SLF and Blue Owl Leasing.
(3)Includes investment in Fifth Season.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
(5)Includes investments in Owl-HP Finance.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
United States:
Midwest	20.7%	20.6%
Northeast	19.4	21.2
South	37.1	36.8
West	15.0	14.8
International	7.8	6.6
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	9.7%	9.5%
Weighted average total yield of debt and income producing securities(1)	10.1%	10.0%
Weighted average interest rate of debt securities	9.6%	9.6%
Weighted average spread over base rate of floating rate debt investments	5.6%	5.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of September 30, 2026, seven of our portfolio companies are on non-accrual, which represents 0.8% of our portfolio at fair value. Our annual net gain (loss) ratio is approximately (0.33)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of September 30, 2026		As of December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio(1)	Investments at Fair Value	Percentage of Total Portfolio(1)
($ in thousands)
1	$1,237,975	8.2%	$1,358,369	8.2%
2	12,445,157	82.5	13,595,328	82.5
3	1,285,183	8.5	1,285,575	7.8
4	17,836	0.1	122,826	0.7
5	109,776	0.7	108,795	0.7
Total	$15,095,927	100.0%	$16,470,893	100.0%
_______________
(1)Totals presented may not sum due to rounding.
The table below presents the amortized cost and fair value of our performing and non-accrual investments as of the following periods:

	As of September 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair value	Percentage	Amortized Cost	Percentage	Fair value	Percentage
Performing	$14,785,110	97.1%	$14,968,315	99.2%	$16,041,906	97.7%	$16,283,196	98.9%
Non-accrual	448,661	2.9	127,612	0.8	375,873	2.3	187,697	1.1
Total	$15,233,771	100.0%	$15,095,927	100.0%	$16,417,779	100.0%	$16,470,893	100.0%

Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We made our initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase our total commitment to $504.6 million. As of September 30, 2026, the fair value of the Company’s investment in Wingspire was $606.2 million. We do not consolidate our equity interest in Wingspire.
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2026, our commitment to Amergin AssetCo was $270.5 million, of which $91.5 million was equity and $179.0 million was debt. As of September 30, 2026, the fair value of the Company’s investment in Amergin AssetCo was $275.9 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of September 30, 2026, our investment in Fifth Season was $302.3 million at fair value. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of September 30, 2026, the fair value of our investment in LSI Financing DAC was $5.4 million and our total commitment was $5.3 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2026, our investment at fair value in LSI Financing LLC was $249.7 million and our total commitment was $289.2 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO is comprised of portfolio companies BOCSO 2025 and BOCSO 2026 each of which were formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2026, our investment at fair value in BOCSO 2025 was $97.9 million and our total commitment was $97.9 million. As of September 30, 2026, the BOCSO 2025 portfolio consists of six investments totaling $0.73 billion at cost and $0.72 billion at fair value, and ranging in cost from $24.9 million to $187.4 million and with fair value ranging from $24.9 million to $184.5 million. The largest investment is 25.8% of the total cost of BOCSO 2025’s portfolio. As of September 30, 2026, the BOCSO 2025 portfolio asset class composition was 51.1% ABF — Specialty finance, 45.5% ABF — Leasing, and 3.4% ABF — Commercial Real Estate. As of September 30, 2026, our investment at fair value in BOCSO 2026 was $18.0 million and our total commitment was $18.0 million. As of September 30, 2026, the BOCSO 2026 portfolio consists of one investment totaling $0.35 billion at cost and $0.35 billion at fair value. As of September 30, 2026, the BOCSO 2026 portfolio asset class composition was 100.0% ABF — Specialty finance. We do not consolidate our equity interest in BOCSO.

Owl-HP Finance is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of September 30, 2026, the Company’s investment at fair value in Owl-HP Finance was $29.0 million and our total commitment was $84.5 million. We do not consolidate our equity interest in Owl-HP Finance.
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
Refer to Exhibit 99.2 for the Blue Owl Leasing Supplemental Financial Information.
Results of Operations
The table below presents our operating results for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in millions)	2026	2025	$ Change(1)	2026	2025	$ Change(1)
Total Investment Income	$392.1	$453.1	$(61.0)	$1,190.2	$1,403.5	$(213.3)
Less: Total Operating Expenses	221.9	259.9	(38.0)	681.5	786.3	(104.8)
Net Investment Income (Loss) Before Taxes	$170.2	$193.2	$(23.0)	$508.7	$617.2	$(108.5)
Less: Income tax expense (benefit), including excise tax expense (benefit)	3.2	3.1	0.1	6.4	9.1	(2.7)
Net Investment Income (Loss) After Taxes	$167.0	$190.1	$(23.1)	$502.3	$608.1	$(105.8)
Net change in unrealized gain (loss)	12.8	(65.6)	78.4	(183.5)	39.5	(223.0)
Net realized gain (loss)	0.3	3.7	(3.4)	(97.3)	(139.3)	42.0
Net Increase (Decrease) in Net Assets Resulting from Operations(1)	$180.1	$128.2	$51.9	$221.4	$508.3	$(286.9)
_______________
(1)Totals presented may not sum due to rounding.
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment origination and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons of net increase in net assets resulting from operations may not be meaningful.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Net investment income after taxes:	$167.0	$190.1	$(23.1)	$502.3	$608.1	$(105.8)
Less: Purchase discount amortization	(4.8)	(6.8)	2.0	(16.6)	(25.5)	8.9
Adjusted, Non—GAAP, Net Investment Income after Taxes	$162.2	$183.3	$(21.1)	$485.7	$582.6	$(96.9)

Net realized and unrealized gains (losses):	$13.1	$(61.9)	$75.0	$(280.9)	$(99.8)	$(181.1)
Net change in unrealized (appreciation) depreciation due to the purchase discount	4.8	7.0	(2.2)	14.7	(56.7)	71.4
Realized (gain) loss due to the purchase discount	0.0	(0.2)	0.2	1.9	(0.7)	2.6
Adjusted, Non—GAAP, Net Realized and Unrealized Gains (Losses)	$17.9	$(55.1)	$73.0	$(264.3)	$(157.2)	$(107.1)

Net increase in net assets from operations:	$180.1	$128.2	$51.9	$221.4	$508.3	$(286.9)
Less: Purchase discount amortization	(4.8)	(6.8)	2.0	(16.6)	(25.5)	8.9
Net change in unrealized (appreciation) depreciation due to the purchase discount	4.8	7.0	(2.2)	14.7	(56.7)	71.4
Realized (gain) loss due to the purchase discount	0.0	(0.2)	0.2	1.9	(0.7)	2.6
Adjusted, Non—GAAP, Net Increase in Net Assets from Operations(1)	$180.1	$128.2	$51.9	$221.4	$425.4	$(204.0)
_______________
(1)Totals presented may not sum due to rounding.

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Interest income from investments	$287.2	$359.9	$(72.7)	$870.7	$1,120.8	$(250.1)
PIK interest income from investments	28.7	28.9	(0.2)	91.7	95.8	(4.1)
Dividend income from investments	71.4	60.2	11.2	199.2	171.9	27.3
Other income	4.8	4.1	0.7	28.5	15.0	13.5
Total Investment Income(1)	$392.1	$453.1	$(61.0)	$1,190.2	$1,403.5	$(213.3)
_______________
(1)Totals may not foot due to rounding.
We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Investment income decreased by $61.0 million for the three months ended September 30, 2026, as compared to the same period in the prior year, primarily due to lower interest income, partially offset by higher other income and dividend income from our equity investments. Interest income was lower by $72.7 million period-over-period due to a decrease in our portfolio size from net repayments of approximately $1.88 billion, and a decrease in the weighted average yield of our portfolio from 9.8% to 9.7% due to lower average interest rates. Included in interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns decreased to $7.9 million for the three months ended September 30, 2026 from $11.1 million for the same period in the prior year, due to a decrease in repayment activity period-over-period. Dividend income increased by $11.2 million period-over-period, primarily due to an increase in dividends earned from our strategic equity investments. Payment-in-kind (“PIK”) interest income from investments remained relatively flat period-over-period. PIK income as a percentage of overall income increased slightly to 9.9% from 9.5% in the prior period, due to a decrease in total investment income relative to PIK income.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Investment income decreased by $213.3 million for the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily due to lower interest income, including lower interest income from our PIK investments, partially offset by dividend income and other income. Interest income was lower by $250.1 million period-over-period due to a decrease in our portfolio size from net repayments of approximately $1.88 billion, as well as a decrease in the weighted average yield of our portfolio from 9.8% to 9.7%, due to lower average interest rates. Included in interest income are other fees, such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Fees received from unscheduled paydowns decreased to $21.8 million for the nine months ended September 30, 2026, from $51.4 million in the prior year period, due to a decrease in repayment activity. PIK interest income decreased by $4.1 million year-over-year. For the nine months ended September 30, 2026 and 2025, as a percentage of total income, PIK interest income increased to 10.7% from 9.8%, due to a decrease in total investment income relative to PIK income. Dividend income increased by $27.3 million from the prior year period, primarily due to an increase in dividends earned from our strategic equity investments. Other income increased by $13.5 million from the prior year period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Interest expense	$124.0	$151.0	$(27.0)	$381.3	$451.1	$(69.8)
Management fee, net(1)	56.0	62.1	(6.1)	174.0	188.8	(14.8)
Performance based incentive fees	34.4	38.8	(4.4)	102.9	123.5	(20.6)
Professional fees	4.3	4.1	0.2	12.8	11.1	1.7
Directors’ fees	0.4	0.6	(0.2)	1.3	1.3	—
Other general and administrative	2.9	3.3	(0.4)	9.2	10.5	(1.3)
Total Operating Expenses(2)	$221.9	$259.9	$(37.9)	$681.5	$786.3	$(104.8)
_______________
(1)Refer to “Note 3 – Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for additional details on management fee waiver.
(2)Totals may not foot due to rounding.
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Total operating expenses decreased by $37.9 million year-over-year for the three months ended September 30, 2026, compared to the prior year period, primarily driven by decreases in interest expense, performance based incentive fees and management fees. Interest expense decreased by $27.0 million due to a decrease in daily average borrowings from $9.6 billion to $8.3 billion, largely due to repayments, as well as a decrease in the average interest rate from 5.8% to 5.4% period-over-period. Performance based incentive fees decreased by $4.4 million due to lower net investment income. Management fees decreased by $6.1 million due to decreases in average adjusted gross assets driven by sales and repayments of portfolio investments. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Total operating expenses decreased by $104.8 million year-over-year for the nine months ended September 30, 2026, compared to the prior year period, primarily driven by decreases in interest expense, performance based incentive fees and management fees. Interest expense decreased by $69.8 million due to a decrease in daily average borrowings from $9.9 billion to $8.7 billion, largely due to repayments, as well as a decrease in the average interest rate from 5.7% to 5.3% period-over-period. Performance based incentive fees decreased by $20.6 million due to lower net investment income. Management fees decreased by $14.8 million due to decreases in average adjusted gross assets driven by sales and repayments of portfolio investments. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of September 30, 2026, we have generated undistributed taxable earnings “spillover” of approximately $0.18 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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

For the three and nine months ended September 30, 2026, we recorded U.S. federal and state income tax expense (benefit) of $3.2 million, and $6.4 million, respectively, including U.S. federal excise tax expense (benefit) of $1.8 million and $4.6 million, respectively. For the three and nine months ended September 30, 2025, we recorded U.S. federal and state income tax expense (benefit) of $3.1 million, and $9.1 million, respectively, including U.S. federal excise tax expense (benefit) of $1.8 million and $4.8 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2026, we recorded a tax expense (benefit) of approximately $1.4 million and $1.8 million for taxable subsidiaries, respectively. For the three and nine months ended September 30, 2025, we recorded a tax expense of approximately $1.3 million, and $4.8 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$22.9	$(63.6)	$86.5	$(174.7)	$25.9	$(200.6)
Net change in translation of assets and liabilities in foreign currencies and other transactions	(8.9)	(0.5)	(8.4)	(8.2)	16.9	(25.1)
Income tax (provision) benefit	(1.1)	(1.5)	0.4	(0.6)	(3.3)	2.7
Net Change in Unrealized Gain (Loss)	$12.8	$(65.6)	$78.4	$(183.5)	$39.5	$(223.0)

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026, the net unrealized gains were driven by increases in the fair value of certain equity investments and reversals of prior period unrealized losses that were realized during the period, partially offset by reversals of prior period unrealized gains that were realized during the period and decreases in the fair value of certain debt and equity investments as further detailed below.
For the three months ended September 30, 2025, the net unrealized loss was driven by a decrease in the fair value of certain debt and equity investments, partially offset by an increase in the fair value of certain debt investments as detailed below.
The ten largest contributors to the change in net unrealized gain (loss) on investments consisted of the following:

Portfolio Company	For the Three Months Ended September 30, 2026	Portfolio Company	For the Three Months Ended September 30, 2025
($ in millions)		($ in millions)
Nscale Limited	$13.5	Conair Holdings, LLC	$(28.3)
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)	13.2	Notorious Topco, LLC (dba Beauty Industry Group)	(21.7)
Windows Entities	8.6	Ideal Image Development, LLC(2)	(18.6)
Blue Owl Credit SLF LLC(1)	8.4	National Dentex Labs LLC (fka Barracuda Dental LLC)	(10.5)
Conair Holdings LLC	5.7	Loparex Midco B.V.	(10.3)
Feradyne Outdoors, LLC	(5.0)	New PLI Holdings, LLC (dba PLI)(1)	(7.8)
Eagle Infrastructure Services, LLC(1)	(5.3)	Pluralsight, LLC(2)	(7.4)
Cornerstone OnDemand, Inc.	(5.5)	Denali BuyerCo, LLC (dba Summit Companies)	8.4
Space Exploration Technologies Corp.	(9.5)	CD&R Value Building Partners I, L.P. (dba Belron)	13.8
Notorious Topco, LLC (dba Beauty Industry Group)(1)	(11.6)	Eagle Infrastructure Services, LLC(1)	16.1
Remaining portfolio companies	10.4	Remaining portfolio companies	2.7
Total	$22.9	Total	$(63.6)
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, the net unrealized loss was driven by decreases in the fair value of certain debt and equity investment, partially offset by increases in the fair value of certain debt and equity investments, as well as reversals of prior period unrealized losses that were realized in the current period.
For the nine months ended September 30, 2025, the net unrealized gain included $56.7 million of net unrealized gain due to purchase discount from the Mergers across 189 portfolio companies that were acquired, an increase in the fair value of certain debt and equity investments, as well as reversals of prior period unrealized losses that were realized during the period related to exited investments. This is partially offset by a decrease in the fair value of certain debt investments and reversals of prior period unrealized gains that were realized in the quarter related to exited investments, as detailed below.
The ten largest contributors to the change in net unrealized gain (loss) on investments consisted of the following:

Portfolio Company	For the Nine Months Ended September 30, 2026	Portfolio Company	For the Nine Months Ended September 30, 2025
($ in millions)		($ in millions)
Loparex Midco B.V.	$(117.6)	H-Food Holdings, LLC	$115.3
Cornerstone OnDemand, Inc.	(89.8)	CIBT Global, Inc.	27.1
Blue Owl Credit SLF LLC(1)	(27.7)	AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC / AAM Series 2.1 Aviation Feeder, LLC(1)	22.6
Pluralsight, LLC(2)	(27.1)	Cornerstone OnDemand, Inc.	20.9
Feradyne Outdoors, LLC	(24.8)	CD&R Value Building Partners I, L.P. (dba Belron)	19.1
Nscale Limited	20.4	Ideal Image Development, LLC(2)	(32.8)
Ideal Image Development, LLC(2)	36.8	PCF Holdco, LLC (dba PCF Insurance Services)	(32.9)
Eagle Infrastructure Services, LLC(1)	37.8	Notorious Topco, LLC (dba Beauty Industry Group)	(59.5)
Walker Edison Furniture Company LLC(1)	61.4	National Dentex Labs LLC (fka Barracuda Dental LLC)	(60.3)
Conair Holdings LLC	74.8	Conair Holdings, LLC	(60.5)
Remaining portfolio companies	(118.9)	Remaining portfolio companies	66.9
Total	$(174.7)	Total	$25.9
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in millions)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$(10.2)	$(1.3)	$(8.9)	$(109.2)	$(132.4)	$23.2
Net realized gain (loss) on foreign currency transactions	10.6	5.0	5.6	11.9	(6.9)	18.8
Net Realized Gain (Loss)	$0.4	$3.7	$(3.3)	$(97.3)	$(139.3)	$42.0
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026, we recognized net realized loss on investments of $10.2 million, primarily driven by the full or partial sales of investments. For the three months ended September 30, 2025, we recognized net realized loss on investments of $1.3 million primarily driven by the restructuring of certain debt and equity investments. For the three months ended September 30, 2026 and 2025, we incurred gains on foreign currency transactions of $10.6 million and $5.0 million, respectively, primarily as a result of fluctuations in the foreign exchange rates against the US Dollar.
The largest contributors to the change in net realized gain (loss) on investments consisted of the following:

Portfolio Company	For the Three Months Ended September 30, 2026
($ in millions)
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)	$(13.8)
Norvax, LLC (dba GoHealth)	(3.4)
OB Hospitalist Group, Inc.	(1.1)
WP Irving Co-Invest, L.P.	1.6
BEHP Co-Investor II, L.P.	2.1
Space Exploration Technologies Corp.	5.4
Remaining portfolio companies	(1.0)
Total	$(10.2)

Portfolio Company	For the Three Months Ended September 30, 2025
($ in millions)
Norvax, LLC (dba GoHealth)	$(1.9)
BCTO WIW Holdings, Inc. (dba When I Work)	0.3
PDI TA Holdings, Inc.	0.2
Remaining portfolio companies	0.1
Total	$(1.3)

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026 and 2025, we recognized net realized loss on investments of $109.2 million and $132.4 million, respectively, primarily driven by the full or partial sales of investments and the restructuring of certain debt and equity investments, partially offset by the realized gain of $1.7 million from our strategic asset sale in the first quarter of 2026, see “Note 4 – Investments – Asset Sale” for additional details. For the nine months ended September 30, 2026 and 2025, we incurred gain (loss) on foreign currency transactions of $11.9 million and $(6.9) million, respectively, primarily as a result of fluctuations in the foreign exchange rates against the US Dollar.
The largest contributors to the change in net realized gain (loss) on investments consisted of the following:

Portfolio Company	For the Nine Months Ended September 30, 2026
($ in millions)
Walker Edison Furniture Company LLC(1)	$(62.4)
Ideal Image Development, LLC(2)	(37.8)
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)	(13.8)
EOS Finco S.A.R.L (dba Netceed)	(12.7)
Conair Holdings LLC	(9.8)
Norvax, LLC (dba GoHealth)	(3.4)
Dodge Construction Network Holdings, L.P.	(2.0)
BEHP Co-Investor II, L.P.	2.1
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	6.2
Space Exploration Technologies Corp.	18.9
Remaining portfolio companies	5.5
Total	$(109.2)
______________________________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Portfolio Company	For the Nine Months Ended September 30, 2025
($ in millions)
H-Food Holdings, LLC	$(113.7)
CIBT Global, Inc.	(27.1)
Tall Tree Foods, Inc.	(14.1)
GoHealth, Inc.	(4.4)
Norvax, LLC (dba GoHealth)	(1.9)
PCF Holdco, LLC (dba PCF Insurance Services)	22.2
Physician Partners, LLC	3.0
EOS Finco S.A.R.L	1.1
Amergin Asset Management, LLC	1.1
Remaining portfolio companies	1.4
Total	$(132.4)
Realized Gross Internal Rate of Return
Since we began investing in 2016 through September 30, 2026, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $25.13 billion and total proceeds from these exited investments of $30.86 billion).
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
As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 184% and 178%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of September 30, 2026, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026, we had $3.17 billion available under our credit facilities, including any limitations related to each credit facility’s borrowing base.
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
As of September 30, 2026, we had $373.2 million in cash and restricted cash, including foreign cash. During the nine months ended September 30, 2026, $1.58 billion in cash was provided by operating activities, primarily as a result of sell downs and repayments of $2.87 billion, and PIK interest and dividend collections of $147.6 million and other operating activity of $327.7 million, partially offset by funding portfolio investments of $1.77 billion. Cash used in financing activities was $1.77 billion during the period, which was primarily the result of net repayments of $1.10 billion, distributions paid of $531.3 million, share repurchases of $105.5 million and debt issuance costs of $36.6 million.
Equity
Equity Issuances
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On January 13, 2025, as a result of the OBDE Mergers, we issued an aggregate of approximately 120,630,330 shares of our common stock.

“At the Market” Offerings
We are party to an equity distribution agreement with several banks (the “Equity Distribution Agreement”). The Equity Distribution Agreement provides that we may from time to time issue and sell, by means of “at the market” offerings, up to $750.0 million of our common stock. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common shares, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreement, common shares with an aggregate offering amount of $746.9 million remained available for issuance as of September 30, 2026.
We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. There were no sales of the Company’s common stock during the period ended September 30, 2026. The Company issued and sold the following shares of common stock during the period ended September 30, 2025:

	For the Nine Months Ended September 30, 2025
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
Distributions
The following tables present the distributions declared on shares of our common stock for the following periods:

	For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Distribution per Share
August 4, 2026	September 30, 2026	October 15, 2026	$0.31
August 4, 2026 (supplemental dividend)	August 31, 2026	September 15, 2026	0.02
May 5, 2026	June 30, 2026	July 15, 2026	0.31
February 18, 2026	March 31, 2026	April 15, 2026	0.37

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
August 5, 2025	September 30, 2025	October 15, 2025	$0.37
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	0.02
May 6, 2025	June 30, 2025	July 15, 2025	0.37
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	0.01
February 18, 2025	March 31, 2025	April 15, 2025	0.37
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	0.05
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
The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Shares
August 4, 2026	August 31, 2026	September 15, 2026	94,036	(1)
May 5, 2026	June 30, 2026	July 15, 2026	1,312,522	(1)
February 18, 2026	March 31, 2026	April 15, 2026	1,373,306	(1)
November 4, 2025	December 31, 2025	January 15, 2026	1,070,678	(1)
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Shares
August 5, 2025 (supplemental dividend)	August 29, 2025	September 15, 2025	51,572	(1)
May 6, 2025	June 30, 2025	July 15, 2025	856,538	(1)
May 6, 2025 (supplemental dividend)	May 30, 2025	June 13, 2025	25,513	(1)
February 18, 2025	March 31, 2025	April 15, 2025	998,642	(1)
February 18, 2025 (supplemental dividend)	February 28, 2025	March 17, 2025	146,066	(1)
November 5, 2024	December 31, 2024	January 15, 2025	552,015	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
2025 Stock Repurchase Program
On November 4, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200.0 million of the Company’s common stock. Under the 2025 Stock Repurchase Program, purchases could be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. The 2025 Stock Repurchase Program terminated on February 17, 2026, in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 11,599,738 shares of our common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $148.2 million since the 2025 Stock Repurchase Program’s inception. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program. There were no repurchases made under the 2025 Stock Repurchase Program in the nine months ended September 30, 2025.
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which the Company may repurchase up to $300.0 million of its common stock. Under the 2026 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved.

In the three and nine months ended September 30, 2026, we had the following repurchase activity under the 2026 Stock Repurchase Program:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$—
February 1, 2026 to February 28, 2026	—	—	—	300,000
March 1, 2026 to March 31, 2026	3,143,108	11.20	35,190	264,811
April 1, 2026 to April 30, 2026	—	—	—	264,811
May 1, 2026 to May 31, 2026	1,148,354	11.20	12,866	251,945
June 1, 2026 to June 30, 2026	2,014,501	11.04	22,240	229,705
July 1, 2026 to July 31, 2026	—	—	—	229,705
August 1, 2026 to August 31, 2026	1,191,267	11.40	13,583	216,122
September 1, 2026 to September 30, 2026	1,921,660	11.23	21,581	194,541
	9,418,890		$105,460
Debt
As of September 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, CLOs, and unsecured notes and in the future we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	As of September 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(3)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)(4)	June 25, 2031	$4,000,000	$920,500	$3,042,083	$3,042,083	$(32,336)	$888,164
SPV Asset Facility II	April 17, 2036	300,000	300,000	—	—	(5,158)	294,842
SPV Asset Facility V	March 15, 2030	525,000	438,500	86,500	86,500	(4,112)	434,388
SPV Asset Facility VI	December 2, 2029	500,000	432,000	68,000	44,171	(3,271)	428,729
CLO III	April 20, 2036	260,000	260,000	—	—	(1,596)	258,404
CLO IV	August 20, 2033	217,300	217,300	—	—	(2,675)	214,625
CLO V	April 20, 2034	503,373	503,373	—	—	(1,876)	501,497
CLO VII	April 20, 2038	330,500	330,500	—	—	(1,997)	328,503
CLO X	April 20, 2037	272,000	272,000	—	—	(1,793)	270,207
CLO XXVI	July 20, 2038	292,000	292,000	—	—	(759)	291,241
2027 Notes(2)	January 15, 2027	500,000	500,000	—	—	(4,617)	494,510
April 2027 Notes	April 13, 2027	325,000	325,000	—	—	(453)	324,547
July 2027 Notes	July 21, 2027	250,000	250,000	—	—	(743)	249,257
2028 Notes	June 11, 2028	850,000	850,000	—	—	(4,587)	845,413
June 2028 Notes	June 29, 2028	100,000	100,000	—	—	(410)	99,590
September 2028 Notes(2)	September 15, 2028	400,000	400,000	—	—	(2,535)	388,974
2029 Notes(2)	March 15, 2029	1,000,000	1,000,000	—	—	(6,244)	970,630
2030 Notes(2)	July 15, 2030	500,000	500,000	—	—	(8,534)	473,059
2031 Notes(2)	August 15, 2031	400,000	400,000	—	—	(8,266)	378,075
Total Debt		$11,525,173	$8,291,173	$3,196,583	$3,172,754	$(91,962)	$8,134,655

_______________
(1)The amount available and unused portion are reduced by $37.4 million of outstanding letters of credit.
(2)Net carrying value is inclusive of change in fair market value of effective hedge.
(3)The amount available reflects any limitations related to each credit facility’s borrowing base.
(4)As of September 30, 2026, the Company's Revolving Credit Facility borrowing base value was $5.34 billion excluding cash.
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
(4)As of December 31, 2025, the Company's Revolving Credit Facility borrowing base value was $5.90 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$112,422	$140,173	$342,468	$421,296
Amortization of debt issuance costs	11,122	10,416	37,827	31,741
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	453	480	1,001	(1,865)
Net realized (gain) loss on interest rate swaps	—	(50)	—	(50)
Total Interest Expense	$123,997	$151,019	$381,296	$451,122
Average interest rate	5.4%	5.8%	5.3%	5.7%
Average daily borrowings	$8,271,803	$9,625,926	$8,675,104	$9,920,215
_______________
(1)Refer to “Note 5 — Debt – 2027 Notes, September 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes” and to “Note 7 — Derivative Instruments” to our consolidated financial statements included in this Quarterly Report for details on the associated interest rate swaps.

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2026 (Unaudited)	$920.5	$1,841	—	N/A
December 31, 2025	1,012.0	1,778	—	N/A
December 31, 2024	292.3	1,778	—	N/A
December 31, 2023	419.0	1,830	—	N/A
December 31, 2022	557.1	1,788	—	N/A
December 31, 2021	892.3	1,820	—	N/A
December 31, 2020	252.5	2,060	—	N/A
December 31, 2019	480.9	2,926	—	N/A
December 31, 2018	308.6	2,254	—	N/A
December 31, 2017	—	2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	300.0	2,926	—	N/A
December 31, 2018	400.0	2,254	—	N/A
December 31, 2017	400.0	2,580	—	N/A
SPV Asset Facility II
September 30, 2026 (Unaudited)	$300.0	$1,841	—	N/A
December 31, 2025	161.7	1,778	—	N/A
December 31, 2024	300.0	1,778	—	N/A
December 31, 2023	250.0	1,830	—	N/A
December 31, 2022	250.0	1,788	—	N/A
December 31, 2021	100.0	1,820	—	N/A
December 31, 2020	100.0	2,060	—	N/A
December 31, 2019	350.0	2,926	—	N/A
December 31, 2018	550.0	2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	250.0	1,788	—	N/A
December 31, 2021	190.0	1,820	—	N/A
December 31, 2020	375.0	2,060	—	N/A
December 31, 2019	255.0	2,926	—	N/A
December 31, 2018	300.0	2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	155.0	1,820	—	N/A
December 31, 2020	295.0	2,060	—	N/A
December 31, 2019	60.3	2,926	—	N/A
SPV Asset Facility V
September 30, 2026 (Unaudited)	$438.5	$1,841	—	N/A
December 31, 2025	384.0	1,778	—	N/A
SPV Asset Facility VI
September 30, 2026 (Unaudited)	$432.0	$1,841	—	N/A
December 31, 2025	300.0	1,778	—	N/A
SPV Asset Facility VII(16)
September 30, 2026 (Unaudited)	$—	$1,841	—	N/A
December 31, 2025	210.0	1,778	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO I(16)
September 30, 2026 (Unaudited)	$—	$1,841	—	N/A
December 31, 2025	390.0	1,778	—	N/A
December 31, 2024	390.0	1,778	—	N/A
December 31, 2023	276.6	1,830	—	N/A
December 31, 2022	390.0	1,788	—	N/A
December 31, 2021	390.0	1,820	—	N/A
December 31, 2020	390.0	2,060	—	N/A
December 31, 2019	390.0	2,962	—	N/A
CLO II(15)
December 31, 2025	$—	$—	—	N/A
December 31, 2024	260.0	1,778	—	N/A
December 31, 2023	260.0	1,830	—	N/A
December 31, 2022	260.0	1,788	—	N/A
December 31, 2021	260.0	1,820	—	N/A
December 31, 2020	260.0	2,060	—	N/A
December 31, 2019	260.0	2,926	—	N/A
CLO III
September 30, 2026 (Unaudited)	$260.0	$1,841	—	N/A
December 31, 2025	260.0	1,778	—	N/A
December 31, 2024	260.0	1,778	—	N/A
December 31, 2023	260.0	1,830	—	N/A
December 31, 2022	260.0	1,788	—	N/A
December 31, 2021	260.0	1,820	—	N/A
December 31, 2020	260.0	2,060	—	N/A
CLO IV
September 30, 2026 (Unaudited)	$217.3	$1,841	—	N/A
December 31, 2025	275.5	1,778	—	N/A
December 31, 2024	292.5	1,778	—	N/A
December 31, 2023	292.5	1,830	—	N/A
December 31, 2022	292.5	1,788	—	N/A
December 31, 2021	292.5	1,820	—	N/A
December 31, 2020	252.0	2,060	—	N/A
CLO V
September 30, 2026 (Unaudited)	$503.4	$1,841	—	N/A
December 31, 2025	509.6	1,778	—	N/A
December 31, 2024	509.6	1,778	—	N/A
December 31, 2023	509.6	1,830	—	N/A
December 31, 2022	509.6	1,788	—	N/A
December 31, 2021	196.0	1,820	—	N/A
December 31, 2020	196.0	2,060	—	N/A
CLO VI(10)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	260.0	1,830	—	N/A
December 31, 2022	260.0	1,788	—	N/A
December 31, 2021	260.0	1,820	—	N/A
CLO VII
September 30, 2026 (Unaudited)	$330.5	$1,841	—	N/A
December 31, 2025	330.5	1,778	—	N/A
December 31, 2024	239.2	1,778	—	N/A
December 31, 2023	239.2	1,830	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	239.2	1,788	—	N/A
CLO X
September 30, 2026 (Unaudited)	$272.0	$1,841	—	N/A
December 31, 2025	272.0	1,778	—	N/A
December 31, 2024	260.0	1,778	—	N/A
December 31, 2023	260.0	1,830	—	N/A
CLO XIV(16)
September 30, 2026 (Unaudited)	$—	$1,841	—	N/A
December 31, 2025	260.0	1,778	—	N/A
CLO XXVI
September 30, 2026 (Unaudited)	$292.0	$1,841	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	883.0	2,254	—	N/A
December 31, 2017	393.5	2,580	—	N/A
December 31, 2016	495.0	2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	150.0	2,060	—	N/A
December 31, 2019	150.0	2,926	—	N/A
December 31, 2018	150.0	2,254	—	N/A
December 31, 2017	138.5	2,580	—	N/A
2024 Notes(11)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	400.0	1,830	—	N/A
December 31, 2022	400.0	1,788	—	N/A
December 31, 2021	400.0	1,820	—	N/A
December 31, 2020	400.0	2,060	—	N/A
December 31, 2019	400.0	2,926	—	N/A
2025 Notes(12)
December 31, 2025	$—	$—	—	N/A
December 31, 2024	425.0	1,778	—	N/A
December 31, 2023	425.0	1,830	—	N/A
December 31, 2022	425.0	1,788	—	N/A
December 31, 2021	425.0	1,820	—	N/A
December 31, 2020	425.0	2,060	—	N/A
December 31, 2019	425.0	2,926	—	N/A
July 2025 Notes(14)
December 31, 2025	$—	$—	—	N/A
December 31, 2024	500.0	1,778	—	N/A
December 31, 2023	500.0	1,830	—	N/A
December 31, 2022	500.0	1,788	—	N/A
December 31, 2021	500.0	1,820	—	N/A
December 31, 2020	500.0	2,060	—	N/A
July 2025 Notes II(13)
December 31, 2025	$—	$—	—	N/A
2026 Notes(17)
September 30, 2026 (Unaudited)	$—	$1,841	—	N/A
December 31, 2025	500.0	1,778	—	N/A
December 31, 2024	500.0	1,778	—	N/A
December 31, 2023	500.0	1,830	—	N/A
December 31, 2022	500.0	1,788	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	500.0	1,820	—	N/A
December 31, 2020	500.0	2,060	—	N/A
July 2026 Notes(18)
September 30, 2026 (Unaudited)	$—	$1,841	—	N/A
December 31, 2025	1,000.0	1,778	—	N/A
December 31, 2024	1,000.0	1,778	—	N/A
December 31, 2023	1,000.0	1,830	—	N/A
December 31, 2022	1,000.0	1,788	—	N/A
December 31, 2021	1,000.0	1,820	—	N/A
December 31, 2020	1,000.0	2,060	—	N/A
2027 Notes
September 30, 2026 (Unaudited)	$500.0	$1,841	—	N/A
December 31, 2025	500.0	1,778	—	N/A
December 31, 2024	500.0	1,778	—	N/A
December 31, 2023	500.0	1,830	—	N/A
December 31, 2022	500.0	1,788	—	N/A
December 31, 2021	500.0	1,820	—	N/A
April 2027 Notes
September 30, 2026 (Unaudited)	$325.0	$1,841	—	N/A
December 31, 2025	325.0	1,778	—	N/A
July 2027 Notes
September 30, 2026 (Unaudited)	$250.0	$1,841	—	N/A
December 31, 2025	250.0	1,778	—	N/A
2028 Notes
September 30, 2026 (Unaudited)	$850.0	$1,841	—	N/A
December 31, 2025	850.0	1,778	—	N/A
December 31, 2024	850.0	1,778	—	N/A
December 31, 2023	850.0	1,830	—	N/A
December 31, 2022	850.0	1,788	—	N/A
December 31, 2021	850.0	1,820	—	N/A
June 2028 Notes
September 30, 2026 (Unaudited)	$100.0	$1,841	—	N/A
December 31, 2025	100.0	1,778	—	N/A
September 2028 Notes
September 30, 2026 (Unaudited)	$400.0	$1,841	—	N/A
2029 Notes
September 30, 2026 (Unaudited)	$1,000.0	$1,841	—	N/A
December 31, 2025	1,000.0	1,778	—	N/A
December 31, 2024	1,000.0	1,778	—	N/A
2030 Notes
September 30, 2026 (Unaudited)	$500.0	$1,841	—	N/A
December 31, 2025	500.0	1,778	—	N/A
2031 Notes
September 30, 2026 (Unaudited)	$400.0	$1,841	—	N/A
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
(18)On July 15, 2026, the Company repaid all $1.0 billion of the July 2026 Notes at 100% of their principal amount, plus the accrued interest thereon through, but excluding, July 15, 2026.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Revolving loan commitments	$734,300	$888,190
Delayed draw loan commitments	712,568	652,746
Debt commitments	$1,446,868	$1,540,936

Specialty finance equity commitments	$133,589	$129,076
Common equity commitments	2,361	4,946
Equity commitments	$135,950	$134,022

Total Unfunded Commitments	$1,582,818	$1,674,958
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
Additionally, we invest in Wingspire, Amergin AssetCo, Fifth Season, LSI Financing LLC, Credit SLF, Blue Owl Leasing, Owl-HP Finance and BOCSO 2026, controlled affiliated investments, as defined in the 1940 Act and in LSI Financing DAC and BOCSO 2025, non-controlled affiliated investments, as defined in the 1940 Act. Refer to “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for further details.
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
The Company applies the practical expedient provided by the ASC 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate net asset value (“NAV”) per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
Recent Developments
Dividend
On November 3, 2026, our Board declared a fourth quarter dividend of $0.31 per share for stockholders of record as of December 31, 2026, payable on or before January 15, 2027 and a third quarter supplemental dividend of $0.01 per share for stockholders of record as of November 30, 2026, payable on or before December 15, 2026.
CLO V Redemption
On October 21, 2026, the CLO V Refinancing Issuer redeemed all classes of the CLO V Refinancing Secured Notes in full, along with accrued and unpaid interest.
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
As of September 30, 2026, 95.5% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 0.75%. The Revolving Credit Facility and our special purpose vehicle asset credit facilities bear interest at variable interest rates with a floor of 0%. Our unsecured notes bear interest at fixed rates, except for the 2027 Notes, September 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes which are hedged against interest rate swap instruments. All of our CLOs bear interest at variables rates with a floor of 0%, except for CLO V and CLO XXVI, which bear interest at fixed and variable rates with a floor of 0%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$357,287	$200,904	$156,383
Up 200 basis points	238,191	133,936	104,255
Up 100 basis points	119,096	66,968	52,128
Down 100 basis points	(119,096)	(66,968)	(52,128)
Down 200 basis points	(238,122)	(133,936)	(104,186)
Down 300 basis points	(357,096)	(200,904)	(156,192)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serve as the Company's principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 27, 2026, a derivative action was brought by Richard Delman on behalf of the Company in the United States District Court for the Southern District of New York, alleging that the Adviser received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. Plaintiff Delman filed an amended complaint on October 2, 2026, alleging the same 36(b) claim. The Adviser’s motion to dismiss is due by November 6, 2026. The action seeks recovery of the allegedly excessive fees, injunctive relief, costs and rescission of the Investment Advisory Agreement pursuant to Section 47(b) of the Investment Company Act. This action is in its preliminary stages. The Adviser believes the claims asserted in the complaint are without merit and intends to vigorously defend against them. The outcome of this matter is inherently uncertain, and the Adviser is unable to predict the ultimate outcome or estimate the amount or range of loss, if any, that may result from this matter.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the quarter ended September 30, 2026, other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities.
For the quarter ended September 30, 2026, pursuant to our dividend reinvestment plan, we purchased 1,406,558 shares of our common stock in the open market, at a weighted average price of $10.16 per share, for distribution to stockholders of record as of June 30, 2026 and August 31, 2026 for the second quarter dividend and supplemental second quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for details on the Company’s stock repurchase programs.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1
Indenture and Security Agreement, dated as of September 2, 2026, by and between Owl Rock CLO XXVI, LLC, as Issuer, and The Bank of New York Mellon Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 8, 2026).

10.2
Collateral Management Agreement, dated as of September 2, 2026, by and between Owl Rock CLO XXVI, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 8, 2026).

10.3
Class A-L Credit Agreement, dated as of September 2, 2026, among Owl Rock CLO XXVI, LLC, as Borrower, the Lenders party thereto, and The Bank of New York Mellon Trust Company, National Association, as Loan Agent and Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 8, 2026).

21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended September 30, 2026.
99.2*	Supplemental Financial Information of Blue Owl Leasing LLC as of and for the period ended September 30, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: November 4, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: November 4, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer